Form 10-Q
period 2012-06-30
Whiting USA Trust II
filed 2012-08-13
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number: 001-35459

WHITING USA TRUST II

(Exact name of registrant as specified in its charter)

Delaware	38-7012326
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip code)

1-800-852-1422
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

As of August 13, 2012, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.

“BOE” One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

“Btu” or “British thermal unit” The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

“Completion” The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

“COPAS” The Council of Petroleum Accountants Societies, Inc.

“Costless collar” An options position where the proceeds from the sale of a call option at its inception fund the purchase of a put option at its inception.

“Differential” The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.

“FASB” Financial Accounting Standards Board.

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

“Field” An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

“GAAP” Generally accepted accounting principles in the United States of America.

“Gross wells” The total wells in which a working interest is owned.

“MBbl” One thousand barrels of crude oil or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“Mcf” One thousand standard cubic feet of natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet of natural gas.

“Net profits interest (NPI)” A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

“Plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

“Pre-tax PV10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expense, production taxes and future development costs, using price and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%. Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.

“Proved reserves” Those reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time.

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

“Reasonable certainty” If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90 percent probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical and geochemical) engineering, and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.

“Reserves” Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible crude oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“SEC” The United States Securities and Exchange Commission.

“Working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and to share in all costs of exploration, development and operations and all risks in connection therewith.

“Workover” Operations on a producing well to restore or increase production.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and short-term investments	$169,497	$10
Investment in net profits interest, net	186,505,100	-

Total assets	$186,674,597	$10

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$169,487	$-
Trust corpus (18,400,000 Trust units issued and outstanding at June 30, 2012)	186,505,110	10

Total liabilities and Trust corpus	$186,674,597	$10

Statements of Distributable Income (Unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Income from net profits interest	$18,078,189	$18,078,189
General and administrative expenses	(330,513)	(330,513)
Cash reserves withheld for current Trust expenses	(169,487)	(169,487)
State income tax withholding	(14,398)	(14,398)

Distributable income	$17,563,791	$17,563,791

Distributable income per unit	$0.954554	$0.954554

Statement of Changes in Trust Corpus (Unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Trust corpus, beginning of period	$193,687,835	$10
Investment in net profits interest	-	194,032,491
Distributable income	17,563,791	17,563,791
Distributions to unitholders	(17,563,791)	(17,563,791)
Amortization of investment in net profits interest	(7,182,725)	(7,527,391)

Trust corpus, end of period	$186,505,110	$186,505,110

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of June 30, 2012 on a cumulative accrual basis, 0.9 MMBOE of the Trust’s total 10.61 MMBOE have been produced and sold. The remaining reserve quantities are projected to be produced by December 31, 2021, based on the reserve report for the underlying properties as of December 31, 2011.

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

Initial Issuance of Trust Units and Net Profits Interest Conveyance — On March 21, 2012, the registration statement on Form S-1/S-3 (Registration No. 333-178586) filed by Whiting and the Trust in connection with the initial public offering of the Trust’s units was declared effective by the SEC. On March 28, 2012, the Trust issued 18,400,000 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, as discussed above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 18,400,000 Trust units to the public at $20.00 per unit.

2.    BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Prospectus dated March 22, 2012. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The term NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; payments made by Whiting to the hedge counterparty upon settlements of hedge contracts; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million; exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

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

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, however, most accounting pronouncements are not applicable to the Trust’s financial statements.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended June 30, 2012 applicable to the Trust or its financial statements.

3.    INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The NPI is recorded at the historical cost basis of Whiting on March 28, 2012, the date of the conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012), and is calculated as follows:

Oil and gas properties	$368,785,829
Accumulated depletion	(174,625,538)

Oil and gas properties, net	194,160,291
Derivative liability	(127,800)

Net predecessor cost of net profits interest conveyed to the Trust	$194,032,491

As of June 30, 2012, accumulated amortization of the investment in net profits interest was $7,527,391.

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

5.    DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record generally on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in cash reserves established for future expenses of the Trust.

6.    RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and six months ended June 30, 2012, Whiting incurred $117,290 and $331,934, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to the COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. For the distribution made during the three months ended June 30, 2012, the Trust’s portion of the monthly charge totaled $506,600, and averaged $386 per month per active operated well.

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $50,000 for quarterly administrative fees paid to Whiting in each of these respective periods.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and will be billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $43,750 for quarterly administrative fees paid to the Trustee in each of those respective periods.

Letter of Credit — On June 7, 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust.

7.    SUBSEQUENT EVENT

On August 8, 2012, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2012. Unitholders of record on August 20, 2012 are expected to receive a distribution amounting to $16,455,602 or $0.894326 per Trust unit, which is payable on or before August 29, 2012. This distribution is expected to consist of net cash proceeds of $16,594,046 paid by Whiting to the Trust, less a provision of $125,000 for estimated Trust expenses and $13,444 for Montana state income tax withholdings. There were no commodity derivative settlements in the second quarterly payment period in 2012.

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

WHITING USA TRUST II

Pro Forma Statements of Distributable Income

	December 5 to December 31, 2011	Six Months Ended June 30, 2012
Historical Results
Distributable income, as reported	$-	$17,563,791
Pro Forma Adjustments
Income from net profits interest	-(a)	18,237,777 (b)
Less:
Trust general and administrative expenses	-(c)	(93,750)(c)
State income tax withholding	-	(26,230)(d)

Distributable income	$-	$35,681,588

Distributable income per unit	$-	$1.939217

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

(b)

The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on December 5, 2011, and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. Because quarterly cash distributions to the Trust are made by Whiting no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly distribution to the Trust during the six months ended June 30, 2012 would have occurred by February 29, 2012 (covering net cash proceeds received by Whiting for oil sales from October 1, 2011 through December 31, 2011 and gas sales from September 1, 2011 through November 30, 2011) and the second complete quarterly distribution would have occurred by May 30, 2012 (covering net cash proceeds received by Whiting for oil sales from January 1, 2012 through March 31, 2012 and gas sales from December 1, 2011 through February 29, 2012). Since the Trust’s historical income from net profits interest already represented cash proceeds received by Whiting for oil sales from January 1, 2012 through March 31, 2012 and gas sales for January and February 2012, this amount also includes an adjustment to the Trust’s historical results for the May 30, 2012 distribution in order to include net proceeds attributable to natural gas sales for December of 2011.

(c)

The Trust will pay a quarterly administrative fee to Whiting of $50,000 60 days following the end of each quarter and an annual administrative fee to the Trustee of $175,000, which will be paid in four quarterly installments of $43,750 each and will be billed in arrears. Neither Whiting’s nor the Trustee’s administrative fees would have been paid in 2011 given the assumptions underlying these pro forma statements. The Trust’s historical distributable income for the six months ended June 30, 2012 already includes one payment of $50,000 for Whiting’s quarterly administrative fee and $43,750 for one quarterly installment of the Trustee’s annual administrative fee.

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

Item 2.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “projects,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation and drilling of oil and natural gas wells;

•	future production and development costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in Item 1A. of this Quarterly Report on Form 10-Q.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview

The Trust was formed on December 5, 2011. The conveyance of the NPI, however, did not occur until March 28, 2012. As a result, the Trust did not recognize any income or make any distributions during 2011 or during the first quarter of 2012. The net profits interest was conveyed effective for production from the underlying properties starting from January 1, 2012. Therefore, the Trust’s first quarterly distribution paid on May 30, 2012 consisted of an amount in cash paid by Whiting for net proceeds generated from the underlying properties since the January 1, 2012 effective date through March 31, 2012.

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2012. The May 2012 distribution is mainly affected, however, by January 2012 through March 2012 oil prices and by January 2012 through February 2012 natural gas prices.

	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude Oil (per Bbl)	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02	$102.94
Natural Gas (per MMBtu)	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54	$2.72

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in 2010 and 2011. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but have remained low throughout 2009, 2010 and 2011. In addition, natural gas prices declined during the first half of 2012, but have begun to improve in recent months. The following table highlights the settled NYMEX prices for natural gas for January through August 2012:

	2012
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.
Natural Gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01

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

Trust termination. The NPI will terminate on the later to occur of (i) December 31, 2021, or (ii) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of June 30, 2012 on a cumulative accrual basis, 0.9 MMBOE of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 466 MBOE will be distributed to the unitholders in the Trust’s forthcoming August 29, 2012 distribution).

Results of Trust Operations

Three and Six Months Ended June 30, 2012

The NPI was conveyed to the Trust on March 28, 2012. As such, the Trust did not have any results of operations for the quarter ended March 31, 2012. The following is a summary of income from net profits interest received by the Trust for the three and six months ended June 30, 2012, consisting of the May 2012 distribution:

Sales volumes:
Oil from underlying properties (Bbls)	301,325 (a)
Natural gas from underlying properties (Mcf)	456,862 (a)

Total production (BOE)	377,469
Average sales prices:
Oil (per Bbl)	$93.00
Natural gas (per Mcf)	$5.29 (b)
Costs (per BOE):
Lease operating expenses	$19.26
Production taxes	$4.31
Revenues:
Oil sales	$28,023,551 (a)
Natural gas sales	2,417,580 (a)

Total revenues	$30,441,131

Costs:
Lease operating expenses	$7,268,925
Production taxes	1,628,493
Development costs	1,456,836
Cash settlement (gains) losses on commodity derivatives (c)	-

Total costs	$10,354,254

Net proceeds	$20,086,877
Net profits percentage	90%

Income from net profits interest	$18,078,189

(a)

Oil and gas sales volumes and related revenues for the three and six months ended June 30, 2012 (consisting of Whiting’s May 2012 NPI distribution to the Trust) generally represent crude oil production from January 2012 through March 2012 and natural gas production from January 2012 through February 2012.

(b)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(c)	As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all hedges terminate as of December 31, 2014.

Income from Net Profits Interest. For the three and six months ended June 30, 2012, the Trust recognized income from net profits interest of $18,078,189. The net profits interest was conveyed effective for production from the underlying properties starting from January 1, 2012. Therefore, the Trust’s first quarterly distribution paid on May 30, 2012 consisted of an amount in cash paid by Whiting for net proceeds generated from the underlying properties since the January 1, 2012 effective date through March 31, 2012.

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

Distributable Income. For the three and six months ended June 30, 2012, the Trust’s distributable income was $17,563,791 and was based on income from net profits interest of $18,078,189 less Trust and general and administrative expenses and cash withheld of $500,000 and Montana state income tax withholdings of $14,398.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting does not anticipate funding such reserve during 2012, but plans to deduct from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. Whiting therefore incurred $117,290 and $331,934 of plugging and abandonment charges on the underlying properties during the three and six months ended June 30, 2012, respectively, that were not passed on to the unitholders of the Trust.

On June 7, 2012, Whiting established a letter of credit in the amount of $1.0 million in favor of the Trustee to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders

On August 8, 2012, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2012. Unitholders of record on August 20, 2012 are expected to receive a distribution amounting to $16,455,602 or $0.894326 per Trust unit, which is payable on or before August 29, 2012. This distribution is expected to consist of net cash proceeds of $16,594,046 paid by Whiting to the Trust, less a provision of $125,000 for estimated Trust expenses and $13,444 for Montana state income tax withholdings. There were no commodity derivative settlements in the second quarterly payment period of 2012.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2012 applicable to the Trust or its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2014, however, the NPI is subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduce the NPI’s exposure to crude oil price volatility. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility, which is associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, these contracts limit the amount of cash available for distribution if prices increase above the fixed ceilings of the hedges. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 1,314 MBbls of crude oil from July 2012 through 2014) have also been conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 45% of the underlying properties’ oil production from July 2012 through 2014, based on the estimated production of proved reserves as projected in the Trust’s December 31, 2011 reserve report.

	Oil Collars
	Volumes (Bbls)	Price (per Bbl) Floor / Ceiling
Three months ending September 30, 2012	143,700	$80.00/$122.50
Three months ending December 31, 2012	140,400	$80.00/$122.50
Three months ending March 31, 2013	136,800	$80.00/$122.50
Three months ending June 30, 2013	136,500	$80.00/$122.50
Three months ending September 30, 2013	133,500	$80.00/$122.50
Three months ending December 31, 2013	130,200	$80.00/$122.50
Three months ending March 31, 2014	127,500	$80.00/$122.50
Three months ending June 30, 2014	124,500	$80.00/$122.50
Three months ending September 30, 2014	121,800	$80.00/$122.50
Three months ending December 31, 2014	119,100	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $13.1 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2014.

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

Item 4.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The amounts of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquids prices, subject to the hedge contracts. The hedge contracts will limit the potential for increases in cash distributions due to oil price increases through December 31, 2014.

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

Item 6.  Exhibits

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

August 13, 2012

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

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Certificate of Trust of Whiting USA Trust II [Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 333-178586)].

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

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)