Form 10-Q
period 2012-09-30
Whiting USA Trust II
filed 2012-11-13
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

Yes  ☐    No  ☑

As of November 9, 2012, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and short-term investments	$54,993	$10
Investment in net profits interest, net	178,890,341	-

Total assets	$178,945,334	$10

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$54,983	$-
Trust corpus (18,400,000 Trust units issued and outstanding at September 30, 2012)	178,890,351	10

Total liabilities and Trust corpus	$178,945,334	$10

Statements of Distributable Income

(Unaudited)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Income from net profits interest	$16,594,046	$34,672,235
General and administrative expenses	(239,504)	(570,017)
Cash reserves used (withheld) for current Trust expenses	114,504	(54,983)
State income tax withholding	(13,444)	(27,842)

Distributable income	$16,455,602	$34,019,393

Distributable income per unit	$0.894326	$1.848880

Statements of Changes in Trust Corpus

(Unaudited)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Trust corpus, beginning of period	$186,505,110	$10
Investment in net profits interest	-	194,032,491
Distributable income	16,455,602	34,019,393
Distributions to unitholders	(16,455,602)	(34,019,393)
Amortization of investment in net profits interest	(7,614,759)	(15,142,150)

Trust corpus, end of period	$178,890,351	$178,890,351

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of September 30, 2012 on a cumulative accrual basis, 1.23 MMBOE (12%) of the Trust’s total 10.61 MMBOE have been produced and sold. The remaining reserve quantities are projected to be produced by December 31, 2021, based on the reserve report for the underlying properties as of December 31, 2011.

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

Initial Issuance of Trust Units and Net Profits Interest Conveyance — On March 21, 2012, the registration statement on Form S-1/S-3 (Registration No. 333-178586) filed by Whiting and the Trust in connection with the initial public offering of the Trust’s units was declared effective by the SEC. On March 28, 2012, the Trust issued 18,400,000 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, which is described above. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 18,400,000 Trust units to the public at $20.00 per unit.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended September 30, 2012 applicable to the Trust or its financial statements.

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

As of September 30, 2012, accumulated amortization of the investment in net profits interest was $15,142,150.

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

5.    DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in cash reserves established for future expenses of the Trust.

6.    RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and nine months ended September 30, 2012, Whiting incurred $468,725 and $800,659, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to the COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total overhead charges	$398,531	$905,132
Overhead charge per month per active operated well	$405	$394

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $0 and $50,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee.

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

7.    SUBSEQUENT EVENT

On November 9, 2012, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2012. Unitholders of record on November 19, 2012 are expected to receive a distribution amounting to $13,995,405 or $0.760620 per Trust unit, which is payable on or before November 29, 2012. This distribution is expected to consist of net cash proceeds of $14,350,918 paid by Whiting to the Trust, less a provision of $350,000 for estimated Trust expenses and $5,513 for Montana state income tax withholdings. There were no commodity derivative settlements in the third quarterly payment period in 2012.

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

WHITING USA TRUST II

Pro Forma Statements of Distributable Income

	December 5 to December 31, 2011		Nine Months Ended September 30, 2012
Historical Results
Distributable income, as reported	$-		$34,019,393
Pro Forma Adjustments
Income from net profits interest	-	(a)	17,947,857	(b)
Less:
Trust general and administrative expenses	-	(c)	(93,750	)(c)
State income tax withholding	-		(26,230	)(d)

Distributable income	$-		$51,847,270

Distributable income per unit	$-		$2.817786

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

(b)

The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on December 5, 2011, and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. Because quarterly cash distributions to the Trust are made by Whiting no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly distribution to the Trust during the nine months ended September 30, 2012 would have occurred by February 29, 2012 (covering net cash proceeds received by Whiting for oil sales from October 1, 2011 through December 31, 2011 and gas sales from September 1, 2011 through November 30, 2011), the second complete quarterly distribution would have occurred by May 30, 2012 (covering net cash proceeds received by Whiting for oil sales from January 1, 2012 through March 31, 2012 and gas sales from December 1, 2011 through February 29, 2012) and the third quarterly distribution would have occurred by August 29, 2012 (covering net cash proceeds received by Whiting for oil sales from April 1, 2012 through June 30, 2012 and gas sales from March 1, 2012 through May 31, 2012). Since the Trust’s historical income from net profits interest already represented cash proceeds received by Whiting for oil sales from January 1, 2012 through June 30, 2012 and gas sales for January 1, 2012 through May 31, 2012, this amount also includes an adjustment to the Trust’s historical results for the May 30, 2012 distribution in order to include net proceeds attributable to natural gas sales for December of 2011.

(c)

The Trust is obligated to pay a quarterly administrative fee to Whiting of $50,000 60 days following the end of each quarter and an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Neither Whiting’s nor the Trustee’s administrative fees would have been paid in 2011 given the assumptions underlying these pro forma statements. The Trust’s historical distributable income for the nine months ended September 30, 2012 already includes one payment of $50,000 for Whiting’s quarterly administrative fee and $87,500 for two quarterly installments of the Trustee’s annual administrative fee.

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

Overview and Trust Termination

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

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts through December 31, 2014. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2012. The August 2012 distribution is mainly affected, however, by April 2012 through June 2012 oil prices and by March 2012 through May 2012 natural gas prices.

	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude Oil (per Bbl)	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51
Natural Gas (per MMBtu)	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they experienced a rebound in 2010, 2011 and the first half of 2012. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but remained low throughout 2009, 2010 and 2011. In addition, natural gas prices declined during the first half of 2012, but have begun to improve in recent months. The following table highlights the settled NYMEX prices for natural gas for January through November 2012:

	2012
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sep.	Oct.	Nov.
Natural Gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01	$2.63	$3.06	$3.47

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties; and (iii) an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI) due to some wells thereby reaching their economic limits sooner. Alternatively, higher oil and natural gas prices may potentially result in the following: (i) an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, and (ii) cash settlement losses on commodity derivatives.

Trust termination. The NPI will terminate on the later to occur of (i) December 31, 2021, or (ii) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of September 30, 2012 on a cumulative accrual basis, 1.23 MMBOE (12%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 415 MBOE, which is 90% of 461 MBOE, will be distributed to the unitholders in the Trust’s forthcoming November 29, 2012 distribution).

Results of Trust Operations

Three and Nine Months Ended September 30, 2012

The NPI was conveyed to the Trust on March 28, 2012. As such, the Trust did not have any results of operations for the quarter ended March 31, 2012. The following is a summary of income from net profits interest received by the Trust for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Sales volumes:
Oil from underlying properties (Bbl)	356,599	(a)	657,924	(b)
Natural gas from underlying properties (Mcf)	655,398	(a)	1,112,260	(b)

Total production (BOE)	465,832		843,301
Average sales prices:
Oil (per Bbl)	$84.06		$88.16
Natural gas (per Mcf)	$4.48	(c)	$4.81	(c)
Costs (per BOE):
Lease operating expenses	$24.57		$22.19
Production taxes	$3.66		$3.95
Revenues:
Oil sales	$29,976,437	(a)	$57,999,988	(b)
Natural gas sales	2,936,249	(a)	5,353,829	(b)

Total revenues	$32,912,686		$63,353,817

Costs:
Lease operating expenses	$11,447,340		$18,716,265
Production taxes	1,706,238		3,334,731
Development costs	1,321,279		2,778,115
Cash settlement (gains) losses on commodity derivatives (d)	-		-

Total costs	$14,474,857		$24,829,111

Net proceeds	$18,437,829		$38,524,706
Net profits percentage	90%		90%

Income from net profits interest	$16,594,046		$34,672,235

(a)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2012 (consisting of Whiting’s August 2012 NPI distribution to the Trust) generally represent crude oil production from April 2012 through June 2012 and natural gas production from March 2012 through May 2012.

(b)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2012 (consisting of Whiting’s May 2012 and August 2012 NPI distributions to the Trust) generally represent crude oil production from January 2012 through June 2012 and natural gas production from January 2012 through May 2012.

(c)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(d)	As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all hedges terminate as of December 31, 2014.

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

Nine months ended September 30, 2012. For the nine months ended September 30, 2012, the Trust recognized income from net profits interest of $34,672,235. The net profits interest was conveyed effective for production from the underlying properties starting from January 1, 2012. Therefore, the Trust’s income from net profits interest for the nine months ended September 30, 2012 (which included Whiting’s May 2012 and August 2012 NPI remittances to the Trust) consisted of an amount in cash paid by Whiting for net proceeds generated from the underlying properties since the January 1, 2012 effective date through July 31, 2012.

Three months ended September 30, 2012. For the three months ended September 30, 2012, the Trust recognized income from net profits interest of $16,594,046. The net profits interest was conveyed effective for production from the underlying properties starting from January 1, 2012. Therefore, the Trust’s income from net profits interest for the three months ended September 30, 2012 (which included Whiting’s August 2012 NPI remittance to the Trust) consisted of an amount in cash paid by Whiting for net proceeds generated from the underlying properties from May 1, 2012 through July 31, 2012.

General and Administrative Expenses. The Trust’s general and administrative expenses typically fluctuate between reporting periods due to differences in timing as to when administrative invoices are received and then paid by the Trustee. For the three and nine months ended September 30, 2012, the Trust’s general and administrative costs were $239,504 and $570,017, respectively.

Distributable Income. For the nine months ended September 30, 2012, the Trust’s distributable income was $34,019,393 and was based on income from net profits interest of $34,672,235, which was reduced by Trust general and administrative expenses of $570,017, an increase in cash reserves for Trust expenses of $54,983, and Montana state income tax withholdings of $27,842. For the three months ended September 30, 2012, the Trust’s distributable income was $16,455,602 and was based on income from net profits interest of $16,594,046, which was reduced by Trust general and administrative expenses of $239,504 and Montana state income tax withholdings of $13,444, which reductions were partially offset by a decrease in cash reserves for Trust expenses of $114,504.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is listed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting did not fund such a reserve in the nine months ended September 30, 2012 and does not anticipate doing so during the balance of 2012. Instead, Whiting deducts and plans to deduct from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. Whiting therefore incurred $468,725 and $800,659 of plugging and abandonment charges on the underlying properties during the three and nine months ended September 30, 2012, respectively, that were not passed on to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On November 9, 2012, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2012. Unitholders of record on November 19, 2012 are expected to receive a distribution amounting to $13,995,405 or $0.760620 per Trust unit, which is payable on or before November 29, 2012. This distribution is expected to consist of net cash proceeds of $14,350,918 paid by Whiting to the Trust, less a provision of $350,000 for estimated Trust expenses and $5,513 for Montana state income tax withholdings. There were no commodity derivative settlements in the third quarterly payment period of 2012.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2012 applicable to the Trust or its financial statements.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 1,170 MBbl of crude oil from October 2012 through 2014) have also been conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 45% of the underlying properties’ oil production from October 2012 through 2014, based on the estimated production of proved reserves as projected in the Trust’s December 31, 2011 reserve report.

	Crude Oil Collars
	Volumes (Bbl)	Price (per Bbl) Floor / Ceiling
Three months ending December 31, 2012	140,400	$80.00/$122.50
Three months ending March 31, 2013	136,800	$80.00/$122.50
Three months ending June 30, 2013	136,500	$80.00/$122.50
Three months ending September 30, 2013	133,500	$80.00/$122.50
Three months ending December 31, 2013	130,200	$80.00/$122.50
Three months ending March 31, 2014	127,500	$80.00/$122.50
Three months ending June 30, 2014	124,500	$80.00/$122.50
Three months ending September 30, 2014	121,800	$80.00/$122.50
Three months ending December 31, 2014	119,100	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement payments (gains received) on all oil commodity derivatives of $11.7 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement payments (gains received) would be recognized as contracts expire in future periods through 2014.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

Whiting has entered into hedge contracts, which are structured as costless collar arrangements that will hedge approximately 45% of the crude oil volumes expected to be produced from the underlying properties through December 31, 2014, based on the reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2011 (the “reserve report”). These hedge contracts, however, only cover a portion of the oil volumes and none of the natural gas or natural gas liquids volumes that are expected to be produced during such period. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil, natural gas or natural gas liquids expected to be produced after 2014, and the terms of the conveyance of the NPI will prohibit Whiting from entering into any new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2014 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the Trust’s exposure to oil and natural gas price volatility. The hedge contracts may also limit the amount of cash available for distribution if oil prices increase. In addition, the hedge contracts are subject to the nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this Quarterly Report on Form 10-Q.

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

Whiting is currently designated as the operator of approximately 56% of the underlying properties based on the December 31, 2011 pre-tax PV10% value contained in the reserve report. However, for the 44% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures or expenditures relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it will be limited in its ability to do so.

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

The NPI will bear its share of all production and development costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes, development costs and hedge expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Additionally, amounts may be reserved by Whiting for future development, maintenance or operating expenses (which reserve amounts may not exceed $2.0 million), which will also reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher production and development costs and expenses related to the underlying properties will directly decrease the amount of cash received by the Trust in respect of its NPI. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

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

The U.S. federal income tax treatment of an investment in our Trust may be modified by administrative or legislative changes, or by judicial interpretation, at any time, possibly on a retroactive basis. For example, the Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include interest income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate for individuals will increase to 39.6% for ordinary income and 20% on long-term capital gains. Moreover, these rates are subject to change by new legislation at any time. Lastly, absent any new legislation affecting the matter, beginning January 1, 2013, itemized deductions that are otherwise allowable will be reduced by the lesser of (i) 3% of adjusted gross income over $100,000 ($50,000 in the case of a separate return by a married individual), as adjusted for inflation and (ii) 80% of the amount of itemized deductions that are otherwise allowable.

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

November 13, 2012

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