Form 10-K
period 2012-12-31
Whiting USA Trust II
filed 2013-03-28
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number 001-35459

WHITING USA TRUST II

(Exact name of registrant as specified in its charter)

Delaware	38-7012326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Units of Beneficial Interest	New York Stock Exchange
Title of Each Class	Name of Each Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No   ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No   ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non-affiliates at the closing sales price on June 30, 2012 of $19.15 was $352,360,000.

As of March 15, 2013, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Documents Incorporated By Reference: None

References to the “Trust” in this document refer to Whiting USA Trust II. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a wholly-owned subsidiary of Whiting Petroleum Corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation and drilling of oil and natural gas wells;

•	future production and development costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in this Form 10-K.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of Whiting and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

GLOSSARY OF CERTAIN DEFINITIONS

In this Form 10-K the following terms have the meanings specified below.

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil and other liquid hydrocarbons.

“Bcf” One billion cubic feet of natural gas.

“BOE” One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

“BOE/d” One BOE per day.

“Btu” or “British thermal unit” The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

“CO2” Carbon dioxide.

“completion” The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

“COPAS” The Council of Petroleum Accountants Societies, Inc.

“costless collar” An options position where the proceeds from the sale of a call option at its inception fund the purchase of a put option at its inception. “deterministic method” The method of estimating reserves or resources using a single value for each parameter (from the geoscience, engineering or economic data) in the reserves calculation.

“development well” A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

“differential” The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.

“exploratory well” A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.

“extension well” A well drilled to extend the limits of a known reservoir.

“farm-in or farm-out agreement” An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

“FASB” Financial Accounting Standards Board.

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

“field” An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious strata, or laterally by local geologic barriers, or both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms “structural feature” and “stratigraphic condition” are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas of interest, etc.

“GAAP” Generally accepted accounting principles in the United States of America.

“gross acres or gross wells” The total acres or wells, as the case may be, in which a working interest is owned.

“IRS” The Internal Revenue Service of the United States federal government.

“lease operating expense” or “LOE” The expenses of lifting oil or gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs and other expenses incidental to production, but not including lease acquisition or drilling or completion expenses.

“MBbl” One thousand barrels of crude oil or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“MBOE/d” One MBOE per day.

“Mcf” One thousand standard cubic feet of natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet of natural gas.

“net acres or net wells” The sum of the fractional working interests owned in gross acres or wells, as the case may be.

“net production” The total production attributable to our fractional working interest owned.

“net profits interest” or “NPI” A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

“net revenue interest” An interest in all oil, natural gas and natural gas liquids produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person’s interest is subject.

“NYMEX” The New York Mercantile Exchange.

“plugging and abandonment” Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

“pre-tax PV10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated lease operating expense, production taxes and future development costs, using costs as of the date of estimation without future escalation and using an average of the first-day-of-the-month price for each of the 12 months within the period, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%. Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.

“proved developed reserves” Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

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

“proved undeveloped reserves” Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

“reasonable certainty” If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used,

there should be at least a 90 percent probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical and geochemical), engineering and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.

“recompletion” An operation whereby a completion in one zone is abandoned in order to attempt a completion in a different zone within the existing wellbore.

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

“royalty” The amount or fee paid to the owner of mineral rights, expressed as a percentage or fraction of gross income from crude oil or natural gas produced and sold unencumbered by expenses relating to the drilling, completing and operating of the affected well.

“royalty interest” An interest in an oil or natural gas property entitling the owner to shares of the crude oil or natural gas production free of costs of exploration, development and production operations.

“SEC” The U.S. Securities and Exchange Commission.

“service well” A service well is a well drilled or completed for the purpose of supporting production in an existing field. Wells in this class are drilled for the following specific purposes: gas injection (natural gas, propane, butane or flue gas), water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation or injection for in-situ combustion.

“standardized measure of discounted future net cash flows” Also referred to herein as “standardized measure.” The discounted future net cash flows relating to proved reserves based on the average price during the 12-month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period (unless prices are defined by contractual arrangements, excluding escalations based upon future conditions); current costs and statutory tax rates (to the extent applicable); and a 10% annual discount rate.

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

“workover” Operations on a producing well to restore or increase production.

PART I

Item 1. Business

General

Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as trustor, The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011. The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is 1-800-852-1422.

The Trust makes copies of its reports under the Exchange Act available at http://whitingwhz.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Permian Basin, Gulf Coast and Mid-Continent regions. The underlying properties include interests in 1,302 gross (389.1 net) producing oil and gas wells. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012.

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions.

As of December 31, 2012, on a cumulative accrual basis 1.65 MMBOE (16%) of the Trust’s total 10.61 MMBOE have been produced and sold. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2012, which we refer to as the “reserve report.” According to the reserve report, the portion of the 11.79 MMBOE (10.61 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2012 is projected to be produced from the underlying properties prior to December 31, 2021, and the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2012 was approximately 76% oil and approximately 24% natural gas.

Net proceeds payable to the Trust depend upon production quantities; sales prices of oil, natural gas and natural gas liquids; costs to develop and produce the oil and gas; and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, lease operating expenses (including costs of workovers), production and property taxes, development costs, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, producing overhead (all such costs, “production and development costs”) and amounts that may be reserved for future development, maintenance or operating expenses (which reserve may not exceed $2.0 million at any time) as calculated on an aggregate basis for all these properties. If at any time production and development costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs. The Trust however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prevailing money market rate. For more information on the net proceeds calculation, see “Computation of Net Proceeds” later in this section.

The Trust makes quarterly cash distributions of substantially all of its quarterly cash receipts, after the deduction of fees and expenses for the administration of the Trust, to holders of its Trust units. Because payments to the Trust are generated by depleting assets and the Trust has a finite life due to the production from the underlying properties diminishing over time, a portion of each distribution represents a return of the original investment in the Trust units, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust.

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust.

The Trust was created to acquire and hold the term NPI for the benefit of the Trust unitholders pursuant to the conveyance to the Trust from Whiting Oil and Gas. The NPI is the only asset of the Trust, other than cash held for Trust expenses. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are managed by the Trustee, and Whiting and its affiliates have no ability to manage or influence the operations of the Trust. The oil and gas properties comprising the underlying properties for which Whiting is designated the operator are currently operated by Whiting and its subsidiaries on a contract operator basis. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.

Marketing and Major Customers

Pursuant to the terms of the conveyance creating the NPI, Whiting has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance creating the NPI do not permit Whiting to charge any marketing fee, other than fees for marketing paid to non-affiliates, when determining the net proceeds upon which the NPI is calculated. As a result, the net proceeds to the Trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties are determined based on the same price that Whiting receives for oil, natural gas and natural gas liquid production attributable to Whiting’s remaining interest in the underlying properties.

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2012, sales to Plains Marketing LP, Chevron USA and Marathon Oil Company accounted for 16%, 14% and 11%, respectively, of total oil and natural gas sales from the underlying properties. The loss of any of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties and, if they were to lose any of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

Competition and Markets

The oil and natural gas industry is highly competitive. Whiting competes with major oil and gas companies and independent oil and gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than Whiting, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. The Trust is subject to the same competitive conditions as Whiting and other companies in the oil and natural gas industry.

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas. Future price fluctuations for oil, natural gas and natural gas liquids will directly impact Trust distributions, estimates of reserves attributable to the NPI and estimated and actual future net revenues to the Trust. In light of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Whiting can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the Trust.

Description of Trust Units

Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust units as every other Trust unitholder has regarding his or her units. The Trust units are in book-entry form only and are not represented by certificates.

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the Trust’s income and deductions. The Trustee also causes to be prepared and filed reports required under the Securities Exchange Act of 1934, as amended, and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading, and is responsible for causing the Trust to comply with all of the provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof. Each Trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee.

Liability of Trust Unitholders

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware would give effect to such limitation.

Voting Rights of Trust Unitholders

The Trustee or Trust unitholders owning at least 10% of the outstanding Trust units may call meetings of Trust unitholders. The Trust is responsible for all costs associated with calling a meeting of Trust unitholders, unless such meeting is called by the Trust unitholders, in which case the Trust unitholders are responsible for all costs associated with calling such meeting. Meetings must be held in such location as is designated by the Trustee in the notice of such meeting. The Trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust units outstanding must be present or represented to have a quorum. Each Trust unitholder is entitled to one vote for each Trust unit owned.

Unless otherwise required by the Trust agreement, a matter may be approved or disapproved by the vote of a majority of the Trust units held by the Trust unitholders at a meeting where there is a quorum. This is true, even if a majority of the total Trust units did not approve it. The affirmative vote of the holders of a majority of the outstanding Trust units is required to:

•	dissolve the Trust;

•	remove the Trustee or the Delaware Trustee;

•	amend the Trust agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect);

•	merge or consolidate the Trust with or into another entity;

•

approve the sale of assets of the Trust unless the sale involves the release of less than or equal to 0.25% of the total production from the underlying properties for the last twelve months and the aggregate asset sales do not have a fair market value in excess of $1.0 million for the last twelve months; or

•	agree to amend or terminate the conveyance.

In addition, certain amendments to the Trust agreement, conveyance and administrative services agreement may be made by the Trustee without approval of the Trust unitholders.

Termination of the Trust; Sale of the Net Profits Interest

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. The Trust will dissolve prior to the termination of the NPI if:

•	the Trust sells the NPI;

•	annual cash proceeds to the Trust attributable to the NPI are less than $2.0 million for each of any two consecutive years;

•	the holders of a majority of the outstanding Trust units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

The Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders.

Computation of Net Proceeds

The provisions of the conveyance governing the computation of net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of net proceeds. For more detailed provisions concerning the NPI, we make reference to the conveyance agreement, which is listed as an exhibit to this Annual Report on Form 10-K.

Net Profits Interest

The term NPI was conveyed to the Trust by Whiting Oil and Gas on March 28, 2012 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county where the underlying properties are located. The NPI burdens the interests owned by Whiting in the underlying properties.

The conveyance creating the NPI provides that the Trust is entitled to receive an amount of cash for each quarter equal to 90% of the net proceeds (calculated as described below) from the sale of oil, natural gas and natural gas liquid production attributable to the underlying properties.

The amounts paid to the Trust for the NPI are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 90% of the aggregate net proceeds attributable to a computation period are paid to the Trust no later than 60 days following the end of the computation period (or the next succeeding business day). Whiting does not pay to the Trust any interest on the net proceeds held by Whiting prior to payment to the Trust. The Trustee makes distributions to Trust unitholders quarterly.

“Gross proceeds” means the aggregate amount received by Whiting from sales of oil, natural gas and natural gas liquids produced from the underlying properties (other than amounts received for certain future non-consent operations). Gross proceeds does not include any amount for oil, natural gas or natural gas liquids lost in production or marketing or used by Whiting in drilling, production and plant operations. Gross proceeds includes “take-or-pay” or “ratable take” payments for future production in the event that they are not subject to repayment due to insufficient subsequent production or purchases.

“Net proceeds” means gross proceeds less Whiting’s share of the following:

•

any taxes paid by the owner of an underlying property to the extent not deducted in calculating gross proceeds, including estimated and accrued general property (ad valorem), production, severance, sales, excise and other taxes;

•	the aggregate amounts paid by Whiting upon settlement of the hedge contracts on a quarterly basis, as specified in the hedge contracts;

•	any extraordinary taxes or windfall profits taxes that may be assessed in the future that are based on profits realized or prices received for production from the underlying properties;

•

all other costs and expenses, development costs and liabilities of testing, drilling, completing, recompleting, workovers, equipping, plugging back, operating and producing oil, natural gas and natural gas liquids, including allocated expenses such as labor, vehicle and travel costs and materials other than costs and expenses for certain future non-constant operations;

•

costs or charges associated with gathering, treating and processing oil, natural gas and natural gas liquids (provided, however that any proceeds attributable to treatment or processing will offset such costs or charges, if any);

•	costs paid pursuant to existing operating agreements, including producing overhead charges;

•

to the extent Whiting is the operator of an underlying property and there is no operating agreement covering such underlying property, the overhead charges allocated by Whiting to such underlying property calculated in the same manner Whiting allocates overhead to other similarly owned property;

•	amounts previously included in gross proceeds but subsequently paid as a refund, interest or penalty; and

•

amounts reserved at the option of Whiting for development expenditure projects, including well drilling, recompletion and workover costs, maintenance or operating expenses, which amounts will at no time exceed $2.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross proceeds when actually incurred).

All of the hedge payments received by Whiting from the counterparty upon settlements of hedge contracts and certain other non-production revenues, as detailed in the conveyance, will offset the production and development costs outlined above (such production and development costs excluding the last bullet point above) in calculating the net proceeds. Plugging and abandonment liabilities relating to the underlying properties will not be deducted from the gross proceeds in determining net proceeds. If the hedge payments received by Whiting and certain other non-production revenues exceed the operating expenses during a quarterly period, the use of such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts, together with other offsets to costs for the applicable quarter, are less than such expenses. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.

During each twelve-month period beginning on the later to occur of (1) December 31, 2017 and (2) the time when 8.24 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 7.41 MMBOE in respect of the NPI) (in either case, the “capital expenditure limitation date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the capital expenditure limitation date, divided by (y) three. Commencing on the capital expenditure limitation date, and each anniversary of the capital expenditure limitation date thereafter, the average annual capital expenditure amount will be increased by 2.5% to account for expected increased costs due to inflation.

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $400 per month per active operated well, which totaled $1.3 million for the three distributions made during the year ended December 31, 2012. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest at the prevailing money market rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

Gross proceeds and net proceeds are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Commodity Hedge Contracts

Whiting has entered into certain costless collar hedge contracts, and Whiting has in turn conveyed to the Trust the rights and obligations to future hedge payments Whiting makes or receives under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil revenues due to fluctuations in crude oil prices, and to achieve more predictable cash flows. Historically, prices received for oil production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The hedge contracts are placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for trading or speculative purposes.

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

Any amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce production and development costs attributable to the underlying properties in calculating the net proceeds. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts can reduce the amount of net proceeds paid to the Trust. Whiting’s crude oil price risk management positions in collar arrangements through December 31, 2014 are detailed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

Additional Provisions

If a controversy arises as to the sales price of any production, then for purposes of determining gross proceeds:

•	amounts withheld or placed in escrow by a purchaser are not considered to be received by Whiting until actually collected;

•	amounts received by Whiting and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to Whiting by the escrow agent; and

•	amounts received by Whiting and not deposited with an escrow agent will be considered to have been received.

The Trustee is not obligated to return any cash received from the NPI. Any overpayments made to the Trust by Whiting due to adjustments to prior calculations of net proceeds or otherwise will reduce future amounts payable to the Trust until Whiting recovers the overpayments plus interest at the prevailing money market rate. Whiting may make such adjustments to prior calculations of net proceeds without the consent of the Trust unitholders or the Trustee, but is required to provide the Trustee with notice of such adjustments and supporting data.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. During 2012, Whiting had no divestitures of Trust properties.

For the underlying properties for which it is the designated operator, Whiting may enter into farm-out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

Whiting or any other operator has the right to abandon any well or property if it reasonably believes the well or property ceases to produce or is not capable of producing in commercially paying quantities. In making such decisions, Whiting is required under the applicable conveyance to operate, or to use commercially reasonable efforts to cause the operators of the underlying properties to operate, the underlying properties as a reasonably prudent operator in the same manner it would if these properties were not burdened by the NPI. Upon termination of the lease, the portion of the NPI relating to the abandoned property will be extinguished.

Whiting must maintain books and records sufficient to determine the amounts payable under the NPI to the Trust. Quarterly and annually, Whiting must deliver to the Trustee a statement of the computation of net proceeds for each computation period. The Trustee has the right to inspect and copy the books and records maintained by Whiting during normal business hours and upon reasonable notice.

Federal Income Tax Matters

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” existing (and to the extent noted proposed) Treasury regulations thereunder, and current administrative rulings and court decisions, all of which are subject to change or different interpretation at any time, possibly with retroactive effect. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

The summary is limited to Trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment such as, without limitation, tax-exempt organizations, regulated investment companies, insurance companies, and foreign persons or entities. Each Trust unitholder should consult his own tax advisor with respect to his particular circumstances.

Classification and Taxation of the Trust

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the Internal Revenue Service, which we refer to as the “IRS” or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the Trust will be classified as a grantor trust for U.S. federal income tax purposes. As a grantor trust, the Trust is not subject to U.S. federal income tax at the Trust level. Rather, each Trust unitholder is considered for federal income tax purposes to own and receive its proportionate share of the Trust’s assets directly as though no Trust were in existence. The income of the Trust is deemed to be received or accrued by the Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.

On the basis of that advice, the Trust will file annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust will allocate items of income, gain, loss, deductions and credits to Trust unitholders based on record ownership at each quarterly record date. It is possible that the IRS or another tax authority could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

Classification of the Net Profits Interest

Tax counsel to the Trust also advised the Trust at the time of formation that, for U.S. federal income tax purposes, based upon representations made by Whiting regarding the expected economic life of the underlying properties and the expected duration of the NPI, in its opinion the NPI should be treated as a “production payment” under Section 636 of the Code, or otherwise as a debt instrument. On the basis of that advice, the Trust treats the NPI as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing Trust units, a Trust unitholder agrees to be bound by the Trust’s application of those regulations, including the Trust’s determination of the rate at which interest will be deemed to accrue on the NPI. No assurance can be given that the IRS or another tax authority will not assert that the NPI should be treated differently. Any such different treatment could affect the timing and character of income, gain or loss in respect of an investment in Trust units and could require a Trust unitholder to accrue income at a rate different than that determined by the Trust.

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2012 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whitingwhz.investorhq.businesswire.com.

Environmental Matters and Regulation

The operations of the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the release, discharge or emission of materials into the environment; the handling of hazardous materials; or otherwise relating to environmental protection. These laws and regulations may, among other things:

•	require the acquisition of a permit for drilling and other regulated activities;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	require investigatory or remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and

•	enjoin some or all of the operations of the underlying properties deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

Failure to comply with these laws and regulations may result in the assessment of significant administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, these laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly well construction, drilling, water management or completion activities or waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the properties comprising the underlying properties.

The following is a summary of the more significant existing laws, rules and regulations to which the operations of the underlying properties are subject that are material to the operation of the underlying properties.

Waste Handling. The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the U.S.

Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting them to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition. The EPA has not formally responded to this petition yet. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the Superfund law and comparable state laws impose strict joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. While Whiting generates materials in the course of its operations of the underlying properties that may be regulated as hazardous substances, Whiting has not been notified that it has been named as a potentially responsible party at or with respect to any Superfund sites. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons and materials was not under Whiting’s control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial plugging or pit closure operations to prevent future contamination or to pay some or all of the costs of any such action.

Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, as amended (the “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or waters of the United States. The discharge of pollutants into waters of the United States is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Hydraulic Fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently took the position that hydraulic fracturing operations using diesel are subject to regulation under the Underground Injection Control program of the Safe Drinking Water Act as Class II wells and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel. Industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release the final results by 2014. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

Global Warming and Climate Control. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations; a petition for review by the U.S. Supreme Court has not yet been filed and would be due in April 2013. In November 2010, the EPA published its final rule expanding its existing GHG monitoring and reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. Whiting believes that it is in compliance with all substantial applicable emissions requirements, and it is preparing to comply with future requirements.

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap and trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties, which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

Air Emissions. The CAA, and comparable state laws, regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre-construction and operating permits and approvals for air emissions. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. For example, on April 17, 2012, the EPA finalized rules that would establish new air emission controls for oil and natural gas production operations. Specifically, the EPA’s rule includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. Among other things, these standards would require the application of reduced emission completion techniques for completion of newly drilled and fractured wells in addition to existing wells that are refractured. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. These rules could require a number of modifications to operations at the underlying properties including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact cash distributions to unitholders. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

OSHA and Other Laws and Regulation. Whiting is subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that Whiting organize and/or disclose information about hazardous materials used or produced in its operations. Whiting believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Endangered Species Considerations. The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where Whiting or the other underlying property operators wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to consider listing more than 250 species as endangered under the ESA. Under the September 9, 2011 settlement, the FWS has published a work plan for more than 450 species as endangered or threatened over the next several years. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause operators of those underlying properties, including Whiting, to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities that could have an adverse impact on their ability to develop and produce reserves.

Consideration of Environmental Issues in Connection with Governmental Approvals. Whiting’s operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act (“OCSLA”) and the National Environmental Policy Act (“NEPA”) require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires the Department of Interior and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. This process has the potential to delay the development of oil and natural gas projects.

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2012 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2013 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A. Risk Factors

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

Whiting has entered into hedge contracts, which are structured as costless collar arrangements that will hedge approximately 42% of the crude oil volumes expected to be produced from the underlying properties through December 31, 2014, based on the reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2012 (the “reserve report”). These hedge contracts, however, only cover a portion of the oil volumes and none of the natural gas or natural gas liquids volumes that are expected to be produced during such period. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil, natural gas or natural gas liquids expected to be produced after 2014, and the terms of the conveyance of the NPI will prohibit Whiting from entering into any new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2014 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the Trust’s exposure to oil and natural gas price volatility. The hedge contracts may also limit the amount of cash available for distribution if oil prices increase. In addition, the hedge contracts are subject to the nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

Lower prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will likely materially reduce the amount of cash available for distribution to Trust unitholders.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. The reserve report reflects that the cumulative past production from the underlying properties through December 31, 2012 represents an aggregate depletion percentage of 86.8% of the estimated ultimate total production from the properties. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. As of December 31, 2012, the percentage of remaining reserves expected to be produced during the term of the NPI was 66.5%. The reserves attributable to the underlying properties declined 13.5% from December 31, 2011 to December 31, 2012. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 9.0% between 2013 and 2021, assuming the level of developmental drilling and investments on the underlying properties as assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE has been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect to the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI).

Future maintenance projects on the underlying properties beyond those which are currently estimated may affect the quantity of proved reserves that can be economically produced from the underlying properties. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and natural gas liquids. If operators of the underlying properties do not implement required maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Whiting or estimated in the reserve report. Additionally, although Whiting retained a 10% interest in the net proceeds from the sale of oil, natural gas and natural gas liquids from the underlying properties, Whiting does not own any Trust units, which could reduce its economic incentive to operate the underlying properties in an efficient and cost-effective manner.

The Trust agreement provides that the Trust’s business activities are limited to owning the NPI and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the NPI. As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets or production attributable to the NPI, nor is the Trust permitted to enter into any new hedging arrangements.

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

The value of the Trust units and the amount of future cash distributions to the Trust unitholders depends upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the NPI. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates, and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

•	historical production from the area compared with production rates from other producing areas;

•	the assumed effect of governmental regulation; and

•

assumptions about future prices of oil, natural gas and natural gas liquids, including differentials, production and development costs, gathering and transportation costs, severance and excise taxes and capital expenditures.

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the “standardized measure” value attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

Risks associated with the production, gathering, transportation and sale of oil, natural gas and natural gas liquids could adversely affect cash distributions by the Trust and the value of the Trust units.

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depends upon, among other things, oil, natural gas and natural gas liquids production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. In addition, curtailments or damage to pipelines used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

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

The processes of drilling and completing wells are subject to numerous risks beyond the Trust’s and Whiting’s control, including risks that could delay the current drilling schedule of Whiting or any other operator of an underlying property and the risk that drilling will not result in commercially viable production. Neither Whiting nor any other operator is obligated to undertake any development activities, so any drilling and completion activities are subject to their reasonable discretion. Further, Whiting’s or any other operator’s future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

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

The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.

Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, and sale of oil and natural gas from, the underlying properties, including underlying properties where Whiting is the operator. Also, the Trust unitholders have no voting rights with respect to the operators of these properties and, therefore, have no managerial, contractual or other ability to influence the activities of the operators of these properties.

Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.

Whiting is currently designated as the operator of approximately 58% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2012. However, for the 42% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

The amount of cash available for distribution by the Trust is reduced by the amount of any costs, expenses and reserves related to the underlying properties and other costs and expenses incurred by the Trust.

The NPI bears its share of all production and development costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes, development costs and hedge expenses, which reduces the amount of cash received by the Trust and thereafter be distributable to Trust unitholders. Additionally, amounts may be reserved by Whiting for future development, maintenance or operating expenses (which reserve amounts may not exceed $2.0 million), which also reduces the amount of cash received by the Trust and thereafter be distributable to Trust unitholders. Accordingly, higher production and development costs and expenses related to the underlying properties directly decreases the amount of cash received by the Trust in respect of its NPI. In addition, cash available for distribution by the Trust is further reduced by the Trust’s general and administrative expenses.

If production and development costs on the underlying properties exceed the proceeds from production, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. If the Trust does not receive net proceeds pursuant to the NPI, or if such net proceeds are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively.

An increase in the differential or decrease in the premium between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of Trust units.

Oil and natural gas production from the underlying properties generally trades at a discount, but sometimes at a premium, to the relevant benchmark prices, such as NYMEX. A negative difference between the benchmark price and the price received is called a differential and a positive difference is called a premium. The differential and premium may vary significantly due to market conditions, the quality and location of production and other risk factors. Whiting cannot accurately predict oil and natural gas differentials or premiums. Increases in the differential and decreases in the premiums between the benchmark price for oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of the Trust units.

Financial returns to purchasers of Trust units vary in part based on how quickly 11.79 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold. The reserve report currently projects that 11.79 MMBOE will have been produced from the underlying properties and sold prior to December 31, 2021. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after that date. If production attributable to the underlying properties is slower than estimated, then financial returns to purchasers of Trust units will be lower (assuming constant prices) because cash distributions attributable to such production will occur at a later date.

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

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the NPI. Therefore, the market price of the Trust units will likely diminish towards the end of the term of the NPI because the cash distributions from the Trust will cease at the termination of such NPI, and the Trust will have no right to any additional production from the underlying properties after the term of the NPI.

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

The business and affairs of the Trust are administered by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust agreement provides that the Trustee may only be removed and replaced by a vote of the holders of a majority of the outstanding Trust units at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult to remove or replace the Trustee.

Trust unitholders have limited ability to enforce provisions of the NPI.

The Trust agreement permits the Trustee to sue Whiting on behalf of the Trust to enforce the terms of the conveyance creating the NPI. If the Trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of a Trust unitholder would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust agreement expressly limits the Trust unitholders’ ability to directly sue Whiting or any other third party other than the Trustee. As a result, the unitholders are not able to sue Whiting to enforce these rights.

Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations under the General Corporation Law of the State of Delaware. Courts in jurisdictions outside of Delaware, however, may not give effect to such limitation.

The operations of the underlying properties may result in significant costs and liabilities with respect to environmental and operational safety matters, which could reduce the amount of cash available for distribution to Trust unitholders.

Significant costs and liabilities can be incurred as a result of environmental and safety requirements applicable to the oil and natural gas exploration, development and production activities of the underlying properties. These costs and liabilities could arise under a wide range of federal, regional, state and local environmental and safety laws, regulations, and enforcement policies, which legal requirements have tended to become increasingly strict over time. Numerous governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts on the operations of the underlying properties.

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

The Trust bears indirectly 90% of all costs and expenses paid by Whiting, including those related to environmental compliance and liabilities associated with the underlying properties. In addition, as a result of the increased cost of compliance, the operators of the underlying properties may decide to discontinue drilling.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the CAA, including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations; a petition for review by the U.S. Supreme Court has not yet been filed and would be due in April 2013. In November 2010, the EPA published its final rule expanding its existing GHG monitoring and reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The underlying properties are subject to these reporting requirements.

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap and trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to the Trust unitholders.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect Whiting’s services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently took the position that hydraulic fracturing operations using diesel are subject to regulation under the Underground Injection Control program of the Safe Drinking Water Act as Class II wells and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel. Industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release the final results by 2014. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the DOE, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, the FRAC Act has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, Whiting’s fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties.

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

Whiting operates approximately 58% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2012. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates. In addition, Whiting is obligated to use the proceeds it receives upon the settlement of the hedge contracts to offset operating expenses relating to the underlying properties, with certain restrictions.

Whiting has entered into hedge contracts, consisting of costless collar arrangements, with JPMorgan Chase Bank National Association to reduce the exposure of the revenue from oil production from the underlying properties to fluctuations in crude oil prices in order to achieve more predictable cash flow. The crude oil collar arrangements settle based on the average of the settlement price for each commodity business day in the contract period. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. For a detailed description of the terms of these hedge contracts, please read “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

Thus, no assurance can be provided that the opinions and statements set forth in the discussion of U.S. federal income tax consequences would be sustained by a court if contested by the IRS. Any contest of this sort with the IRS may materially and adversely impact the market for the Trust units and the prices at which Trust units trade. In addition, the costs of any contest with the IRS (whether or not such challenge is successful), principally legal, accounting and related fees, will result in a reduction in cash available for distribution to the Trust unitholders, and thus will be borne indirectly by the Trust unitholders.

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

The U.S. federal income tax treatment of an investment in the Trust may be modified by administrative or legislative changes, or by judicial interpretation, at any time, possibly on a retroactive basis. For example, the Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include interest income derived from investments such as the Trust units as well as any net gain from the disposition of Trust units. In addition, beginning January 1, 2013, the highest marginal U.S. federal income tax rate for individuals increased to 39.6% for ordinary income and 20% on long-term capital gains. Moreover, these rates are subject to change by new legislation at any time.

Trust unitholders will be required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

For income tax purposes, Trust unitholders are treated as if they own the Trust’s taxable asset (which for tax purposes, is a loan receivable owed to the Trust from Whiting) and they receive the Trust’s income and are directly taxable thereon as if no trust were in existence. The Trust unitholders generally do not receive cash distributions from the Trust equal to their share of the Trust’s taxable income or even equal to the actual tax liability that results from that income. Because the Trust typically generates taxable income that is different in amount than the cash the Trust distributes, the Trust unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are long-lived, predominately producing properties located primarily in the Rocky Mountains, Permian Basin, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,302 gross (389.1 net) producing oil and natural gas wells located in 48 predominately mature fields with established production profiles in 10 states. As of December 31, 2012, approximately 97.4% of estimated proved reserves attributable to the underlying properties were classified as proved developed producing reserves, 2.1% were classified as proved developed non-producing reserves and 0.5% were classified as proved undeveloped reserves. For the year ended December 31, 2012, the net production attributable to the underlying properties was 1,836 MBOE or 5,015 BOE/d. Whiting operates approximately 58% of the underlying properties based on the December 31, 2012 reserve report standardized measure of discounted future net cash flows.

Whiting’s interests in the oil and natural gas properties comprising the underlying properties require Whiting to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. Many of the properties comprising the underlying properties that are operated by Whiting are burdened by non-working interests owned by third parties and royalty interests retained by the owners of the land subject to the working interests. The royalty interests typically entitle the landowner to receive at least 12.5% of the revenue derived from oil and natural gas production from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest is a working interest owner’s percentage of production and revenues, after reducing such interest by the percentage of burdens on production such as royalties and overriding royalties.

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of at least 11.79 MMBOE (10.61 MMBOE at the 90% NPI) of production from the underlying properties. As of December 31, 2012, on a cumulative accrual basis 1.65 MMBOE (16%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve balance of 8.96 MMBOE (at the 90% NPI) is expected to be produced prior to December 31, 2021 based on the Trust’s year-end 2012 reserve report. Since the Trust is not currently expected to contractually terminate until December 31, 2021 (also based on the year-end reserve report) additional reserves and production attributable to the NPI may be available for distribution to unitholders between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI are estimated to be 9.46 MMBOE as of December 31, 2012. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of future production cannot be predicted with certainty, and 11.79 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

Whiting’s retained interest in the underlying properties, after deducting the NPI, entitles it to 10% of the net proceeds from the sale of oil, natural gas and natural gas liquids production attributable to the underlying properties during the term of the NPI and all of the net proceeds thereafter. This interest retained by Whiting provides it with an incentive to operate (or cause to be operated) the underlying properties in an efficient and cost-effective manner. In addition, Whiting has agreed to operate the properties for which it is the operator as a reasonably prudent operator in the same manner that it would operate them if these properties were not burdened by the NPI. Furthermore, for those properties for which it is not the operator, Whiting has agreed to use commercially reasonable efforts to cause the operator to operate the property in the same manner; however, Whiting’s ability to cause other operators to take certain actions is limited.

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year-over-year rate of approximately 9% from 2013 through the estimated December 31, 2021 NPI termination date, assuming no additional developmental drilling or investments other than those assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if future development is delayed, reduced, or cancelled.

Reserves

As of December 31, 2012, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2012 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2012) attributable to the Trust based on the term of its NPI and the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(2) (90% NPI through December 2021)			Underlying Properties (100% Full Economic Life)
	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves:
Developed	7,446	11,848	9,421	12,737	18,142	15,761
Undeveloped	37	39	43	50	55	59

Total proved—December 31, 2012	7,483	11,887	9,464	12,787	18,197	15,820

Standardized measure(1)			$266,389			$335,654

(1)

Standardized measure of discounted future net cash flows as of December 31, 2012. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(2)

The Trust’s estimated proved reserves as of December 31, 2012 on a 90% basis were 9,464 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(3)	Oil includes natural gas liquids.

Proved reserves. Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2012. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2012 to December 31, 2012, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2012, revisions to previous estimates increased proved reserves by a net amount of 503 MBOE. These revisions mainly consisted of increased estimates of future production, associated with well workovers performed during 2012 and improved well performance based on recent drilling results.

Proved undeveloped reserves. The Trust’s proved undeveloped reserves decreased from 131 MBOE to 43 MBOE at December 31, 2012. This reduction of 88 MBOE was due primarily to reserves promoted to the proved developed producing reserve category as of December 31, 2012. Proved undeveloped reserves were reduced by an estimated 87 MBOE due to the drilling of eight proved undeveloped well locations in the Rangely Weber, Parkway and Sand Tank fields. Approximately $2.5 million in capital expenditures, or $28.76 per BOE, was incurred to drill and bring these wells on production. All proved undeveloped reserve quantities reflected in the reserve report are expected to be developed within five years as of the dates they have been disclosed as proved undeveloped reserves.

Preparation of reserves estimates. Whiting has advised the Trust that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver and Midland offices to review field performance. Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert D. Ravnaas, President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 39 years of experience, the majority of which has involved reservoir engineering and reserve estimation, holds a Bachelor’s degree in Petroleum Engineering from the University of Wyoming, holds an MBA from the University of Denver and is a registered Professional Engineer. He has also served on the national Board of Directors of the Society of Petroleum Evaluation Engineers.

As noted above, the current reserve report projects that 10.61 MMBOE attributable to the 90% NPI will be produced from the underlying properties prior to December 31, 2021. The exact rate of production attributable to the underlying properties cannot be predicted as numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. However, because the term of the Trust continues until the later of December 31, 2021 or the time when the terminal production amount has been produced and sold, Trust unitholders will have the right to participate in additional proceeds attributable to the underlying properties in excess of 10.61 MMBOE in the event such amount is produced and sold prior to December 31, 2021. The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the net profits interest.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total wells or acres in the oil and natural gas properties in which Whiting owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by Whiting and in turn attributable to the underlying properties. Although many of Whiting’s wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2012.

	Number of Fields	Developed Acreage		Undeveloped Acreage		Total Acreage
Region		Gross	Net	Gross	Net	Gross	Net
Rocky Mountains	14	35,495	13,680	803	29	36,298	13,709
Permian Basin	17	35,623	26,030	2,000	772	37,623	26,802
Gulf Coast	8	11,257	4,430	470	105	11,727	4,535
Mid-Continent	9	3,494	1,862	80	72	3,574	1,934

Total	48	85,869	46,002	3,353	978	89,222	46,980

The following is a summary of the producing wells on the underlying properties as of December 31, 2012:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	293	263.3	930	92.1	1,223	355.4
Natural gas	34	29.1	45	4.6	79	33.7

Total	327	292.4	975	96.7	1,302	389.1

The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There was one well that was in the process of being drilled as of December 31, 2012.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	4	0.05	20	4.71	10	8.07
Natural gas wells	-	-	2	0.06	-	-
Dry	-	-	-	-	-	-

Total	4	0.05	22	4.77	10	8.07

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2012	2011	2010
Net sales volumes:
Oil production (MBbl)(1)	1,396	1,382	1,459
Natural gas production (MMcf)	2,636	2,717	3,335
Total production (MBOE)	1,836	1,834	2,015
Average daily production (MBOE/d)	5.0	5.0	5.5
Keystone South field sales volumes(2):
Oil production (MBbl)(1)	136	159	154
Natural gas production (MMcf)	664	596	758
Total production (MBOE)	247	258	281
Rangely field sales volumes(2):
Oil production (MBbl)(1)	182	187	195
Natural gas production (MMcf)	-	-	-
Total production (MBOE)	182	187	195
Average sales prices:
Oil (per Bbl)(1)	$84.22	$87.47	$71.74
Natural gas (per Mcf)	$4.57	$6.22	$5.71
Production costs per BOE(3)	$22.55	$19.41	$16.51

(1)	Oil includes natural gas liquids.
(2)

The Keystone South and Rangley fields were the only field that contained 15% or more of the total proved reserve volumes of the underlying properties as December 31, 2010, and 2011. There were no fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2012.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $4.0 million ($2.17/BOE), $3.8 million ($2.05/BOE) and $4.1 million ($2.05/BOE) for the years ended December 31, 2012, 2011 and 2010, respectively.

Producing wells the Trust has an interest in or operates are part of 8 enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts, and aggregate production from such enhanced oil recovery fields averaged 1,131 BOE/d during 2012 or 23% of 2012 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2012, approximately 58% of these properties were operated by Whiting. Based on annual 2012 production attributable to the underlying properties, approximately 76% of production was crude oil and natural gas liquids and 24% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will decline over time.

Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 14 fields of which Whiting operates wells in five of these fields. The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting-operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 676.7 MBOE or 1.8 MBOE/d.

Permian Basin Region. The Permian Basin Region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties consist of 17 fields, of which Whiting operates wells in 12 of these fields. The major fields in this region, include the Keystone South field that produces from the Clear Fork, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 864.9 MBOE or 2.4 MBOE/d.

Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four of these fields. The major field in this region is the Whiting-operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 219.3 MBOE or 0.6 MBOE/d.

Mid-Continent Region. The underlying properties in the Mid-Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of nine fields of which Whiting operates wells in five of these fields. The major field in this region is the Whiting-operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2012, the net production attributable to the underlying properties in the region was 74.8 MBOE or 0.2 MBOE/d.

Abandonment and Sale of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2012, 2011 and 2010, there were 2, 11 and 15 gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the NPI associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. During 2012, Whiting had no divestitures of Trust properties.

Title to Properties

The underlying properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect Whiting’s rights to production and the value of production from the underlying properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the underlying properties.

Whiting’s interests in the oil and natural gas properties comprising the underlying properties are typically subject, in one degree or another, to one or more of the following:

•	royalties, overriding royalties and other burdens on production, express and implied, under oil and natural gas leases;

•	overriding royalties, production payments and similar interests and other burdens on production created by Whiting or its predecessors in title;

•

a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect these properties or Whiting’s title thereto;

•

liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

•	pooling, unitization and communitization agreements, declarations and orders;

•	easements, restrictions, rights-of-way and other matters that commonly affect property;

•	conventional rights of reassignment that obligate Whiting to reassign all or part of a property to a third party if Whiting intends to release or abandon such property; and

•	rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the underlying properties and the NPI therein.

Whiting has informed the Trustee that Whiting believes the burdens and obligations affecting the oil and natural gas properties comprising the underlying properties are conventional in the industry for similar properties. Whiting also has informed the Trustee that Whiting believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the underlying properties and do not materially adversely affect the value of the NPI.

At the time of its acquisitions of the underlying properties, Whiting undertook a title examination of these properties. As such, Whiting has informed the Trustee that Whiting believes its title to the underlying properties is, and the Trust’s title to the net profits interest is, good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests.

Net profits interests are non-operating, non-possessory interests carved out of the oil and natural gas leasehold estate, but some jurisdictions have not directly determined whether a NPI is a real or a personal property interest. Whiting has recorded the conveyance of the NPI in the relevant real property records of all applicable jurisdictions. Whiting has informed the Trustee that Whiting believes the delivery and recording of the conveyance creates a fully conveyed and vested property interest under the applicable state’s laws, but because there is no direct authority to this effect in some jurisdictions, this may not always be the result. Whiting has also informed the Trustee that Whiting believes that it is possible the NPI may not be treated as a real property interest under the laws of certain of the jurisdictions where the underlying properties are located. Whiting has also informed the Trustee that Whiting believes that, if, during the term of the NPI, Whiting becomes involved as a debtor in a bankruptcy proceeding, the NPI relating to the underlying properties in most, if not all, of the jurisdictions should be treated as a fully conveyed property interest. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the NPI is not a fully conveyed property interest under the laws of the applicable jurisdiction, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to such NPI in the pending bankruptcy proceeding. Although no assurance can be given, Whiting has informed the Trustee that Whiting believes that the conveyance of the NPI relating to the underlying properties in most, if not all, of the jurisdictions of which these properties are located should not be subject to rejection in a bankruptcy proceeding as an executory contract.

Item 3. Legal Proceedings

Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units commenced trading on the New York Stock Exchange on March 23, 2012 under the symbol “WHZ.” Prior to March 23, 2012, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2012 were as follows:

	For the Year Ended December 31, 2012
	High	Low
First quarter (March 23 through March 31)	$24.64	$21.00
Second quarter (April 1 through June 30)	$23.96	$17.62
Third quarter (July 1 through September 30)	$21.86	$18.50
Fourth quarter (October 1 through December 31)	$20.10	$14.36

At December 31, 2012, the 18,400,000 units outstanding were held by two unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2012 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit.

2012 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
Second quarter	$18,078,189	$500,000	$14,398	$0.954554
Third quarter	16,594,046	125,000	13,444	0.894326
Fourth quarter	14,350,918	350,000	5,513	0.760620

Total	$49,023,153	$975,000	$33,355	$2.609500

Subsequent to year end, on March 1, 2013, a distribution of $0.650819 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2013. The distribution consisted of net cash proceeds of $12.2 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $5,665 for Montana state income tax withholdings. There were no commodity derivatives settlements included in this distribution.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

On March 21, 2012, the registration statement on Form S-1/S-3 (Registration No. 333-178586) filed by Whiting and the Trust in connection with the initial public offering of the Trust’s units was declared effective by the SEC. On March 28, 2012, the Trust issued 18,400,000 Trust units to Whiting in exchange for the conveyance of the term NPI from Whiting Oil and Gas, which is described elsewhere in this Form 10-K. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 18,400,000 Trust units to the public at $20.00 per unit.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2012.

Item 6. Selected Financial Data

The Trust was formed on December 5, 2011. The conveyance of the NPI, however, did not occur until March 28, 2012. As a result, the Trust did not recognize any income or make any distributions during 2011 or during the first quarter of 2012. The following table sets forth selected data for the Trust for the year ended December 31, 2012 and as of December 31, 2012 and 2011 based on the Trust’s audited financial statements:

Year Ended December 31, 2012
Income from net profits interest	$49,023,153
Distributable income	$48,014,798
Distributable income per unit	$2.609500

	December 31,
	2012	2011
Trust corpus	$171,354,819	$10
Total assets at year-end	$171,515,701	$10
Trust units outstanding	18,400,000	-

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

This document contains forward-looking statements, which give our current expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.

Overview and Trust Termination

The Trust was formed on December 5, 2011. The conveyance of the NPI, however, did not occur until March 28, 2012. As a result, the Trust did not recognize any income or make any distributions during 2011 or during the first quarter of 2012. The NPI was conveyed effective for production from the underlying properties starting from January 1, 2012. Therefore, the Trust’s first quarterly distribution paid on May 30, 2012 consisted of an amount in cash paid by Whiting for net proceeds generated from the underlying properties since the January 1, 2012 effective date through March 31, 2012.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2012. The 2012 NPI distributions are mainly affected, however, by January 2012 through September 2012 oil prices and January 2012 through August 2012 natural gas prices.

	2010				2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$78.79	$77.99	$76.21	$85.18	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19
Natural gas (per MMBtu)	$5.30	$4.09	$4.39	$3.81	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they have experienced a rebound in 2010, 2011 and 2012. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 but have remained low throughout 2009, 2010, and 2011. In addition, natural gas prices declined during the first half of 2012, but have begun to improve in recent months. The following table highlights the settled monthly average NYMEX prices for natural gas for January 2012 through March 2013:

	2012												2013
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.	Jan.	Feb.	Mar.
Natural gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01	$2.63	$3.06	$3.47	$3.71	$3.35	$3.23	$3.43

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

Trust termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2012, on a cumulative accrual basis, 1.65 MMBOE (16%) of the Trust’s total 10.61 MMBOE have been produced and sold. For additional discussion relating to, and of the assumptions underlying, the estimated date when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Capital Expenditure Activities

The primary goals of the planned capital expenditures relative to the underlying properties are to convert proved undeveloped reserves and developed non-producing properties to producing properties and to make the capital expenditures with a goal of mitigating the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the reserve report of $26.3 million estimated to be spent over 9 years. No assurance can be given, however, that any such expenditures will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. With respect to the underlying properties, Whiting expects, but is not obligated, to implement the development strategies described below relative to each of the following regions. With respect to fields for which Whiting is not the operator, Whiting will have no control over the timing or amount of capital expenditures relative to such fields. Please read “Risk factors—Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” Information relating to planned capital expenditures and development activities relating to fields for which Whiting is not the operator represent Whiting’s most recent understanding of the planned expenditures and activities of the operator thereof.

During each twelve-month period beginning on the later to occur of (1) December 31, 2017 and (2) the time when 8.24 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 7.41 MMBOE in respect of the net profits interest) (in either case, the “capital expenditure limitation date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the capital expenditure limitation date, divided by (y) three. Commencing on the capital expenditure limitation date, and each anniversary of the capital expenditure limitation date thereafter, the average annual capital expenditure amount will be increased by 2.5% to account for expected increased costs due to inflation.

Region/Field/Description	2013 –2021 Planned Capital Expenditures (in millions)	Gross Wells	Net Wells
Rocky Mountains
Rangely — CO2 and maintenance capital	22.6	-	-
Rangely — drill wells	0.8	6	0.3

Rocky Mountains Total	23.4	6	0.3
Permian Basin
Keystone South — recompletions	1.7	3	3.0
Santo Nino — drill well	0.9	1	0.2

Permian Basin Total	2.6	4	3.2
Gulf Coast
Agua Dulce — recompletions	0.3	1	1.0
Mid-Continent	-	-	-

Total	26.3	11	4.5

Rocky Mountains Region. The Rangely field, operated by Chevron Corporation, is located in Rio Blanco County, Colorado. This field was discovered in 1931 with development drilling commencing in 1943. The field is currently producing under the tertiary recovery process of CO2 injection. The underlying properties include a 4.6% working interest in the Rangely Weber Sand Unit. Capital is expended each year to purchase CO2 for injection in the field, and capital is also expended for the drilling of additional wells to optimize field recovery. According to information provided by the operator, the 2013 estimated capital expenditures are $3.3 million allocated to the underlying properties’ interest and are comprised of development drilling activities, plant and equipment expenditures and CO2 purchases. These capital expenditures scheduled for 2013 include the drilling of five development wells and one injector well. After 2013, Whiting estimates that this level of drilling and facility expenditures as well as CO2 purchases will continue through 2021 and will total approximately $20.1 million as allocated to the underlying properties’ interest. Although Whiting is not aware of any other development plans by Chevron or other operators of the underlying properties in this region, these operators may propose capital expenditures in the future. Additionally, although Whiting has not identified any future capital expenditures for the Whiting operated fields in the Rocky Mountains region at this time, further study or offsetting drilling activity may result in capital expenditures in the future.

Permian Basin Region. Whiting operates the Keystone South field in Winkler County, Texas, which produces from several different zones including the Clear Fork, Wichita Albany and Ellenberger zones at depths from 6,500 to 9,200 feet. Whiting plans to recomplete three wells from the currently completed zone to another zone expected to be productive in the wellbore. These three recompletions are scheduled to be performed in 2013 and 2014 when the currently producing zones reach their economic limit. The capital expenditures necessary to perform these recompletions are estimated at approximately $1.7 million allocated to the underlying properties’ interest. Although Whiting has not identified future capital expenditures for any other operated fields in the Permian Basin at this time, further study or offsetting development activity may result in substantial additional capital expenditures in the future.

Whiting owns non-operated working interests in the Parkway, Sand Hills and Santo Nino fields located in Eddy County, New Mexico. Mewbourne Oil Company, the operator, is developing these fields with horizontal wellbores in the Bone Spring formation at a depth of 8,000 feet. Mewbourne has proposed one well to be spud in 2013. This well is in the proved undeveloped reserve category in the reserve report with an estimated capital expenditure of approximately $0.9 million allocated to the underlying properties’ interest. Although Whiting is not aware of any other development plans by Mewbourne or other operators of the underlying properties in this region, these operators may propose capital expenditures in the future.

Gulf Coast Region. Whiting operates the Agua Dulce field in Nueces County, Texas, which produces from several different Vicksburg zones at depths from 9,000 to 10,000 feet. Whiting plans to recomplete one well from the currently depleted zone to another zone expected to be productive in the wellbore. This recompletion is scheduled to be performed in 2013 at an estimated capital expenditure of approximately $0.3 million allocated to the underlying properties’ interest. Although Whiting has not identified any future capital expenditures for any other operated fields in the Gulf Coast region at this time, further study or offsetting development activity may result in additional capital expenditures in the future. Additionally, although Whiting is not aware of any development plans by other operators of the underlying properties in this region, these operators may propose capital expenditures in the future.

Mid-Continent Region. Although Whiting has not identified any future capital expenditures for the Whiting operated fields in this region at this time, further study or offsetting development activity may result in additional capital expenditures in the future. Additionally, although Whiting is not aware of any development plans by other operators of the underlying properties in the Mid-Continent region, these operators may propose capital expenditures in the future.

Results of Trust Operations

Presented below is a summary of the Trust’s income from net profits interest and distributable income for the year ended December 31, 2012, consisting of the May, August and November 2012 distributions received by the Trust. In addition, because the Trust had not engaged in any activities during 2011 other than organizational activities, pro forma income from net profit interest and distributable income for the Trust for the year ended December 31, 2011 has been presented, so that investors can review comparative results of operations for the Trust for the 2012 and 2011 periods. The Trust’s pro forma results of operations for the year ended December 31, 2011 have been presented on a modified cash basis of accounting in the table below and in the “Results of the Trust for the Year Ended December 31, 2012 Compared to the Pro Forma Results of the Trust for the Year Ended December 31, 2011”, and this basis of presentation is consistent with the Trust’s financial statements, which have also been prepared on a modified cash basis as described in Note 2 to the Trust’s Financial Statements included in this Annual Report on Form 10-K.

The pro forma income from net profits interest, distributable income, and related financial data presented below give effect to the Trust formation and the conveyance of the NPI in the underlying properties to the Trust by Whiting, as if they occurred on January 1, 2011. Accordingly, the 2011 pro forma results include four complete quarterly NPI distributions from Whiting to the Trust (consisting of the pro forma February, May, August and November 2011 distributions), whereas the 2012 actual results only include three quarterly distributions (consisting of the Trust’s actual May, August and November 2012 distributions). The pro forma financial information below has been derived from the unaudited pro forma financial statements, as included in the prospectus dated March 22, 2012 for the initial public offering of the Trust’s units. The Trust believes that the assumptions used to prepare this pro forma data provide a reasonable basis for presenting the effects directly attributable to these transactions. However, the pro forma amounts set forth in the table below are for informational purposes only and do not purport to present the results that would have actually occurred had the Trust formation and net profits interest conveyance been completed on January 1, 2011 or for the period presented or which may be realized in the future.

Trust Results
	Year Ended December 31, 2012	Pro Forma Year Ended December 31, 2011(e)(f)
Sales volumes:
Oil from underlying properties (Bbl)(a)	1,004,848(c)	1,409,056(g)
Natural gas from underlying properties (Mcf)	1,796,628(c)	2,885,493(g)

Total production (BOE)	1,304,286	1,889,972
Average sales prices:
Oil (per Bbl) (a)	$85.67	$83.96
Natural gas (per Mcf)	$4.55(d)	$5.94
Costs (per BOE):
Lease operating expenses	$23.48	$20.31
Production taxes	$3.85	$3.80
Revenues:
Oil sales(a)	$86,089,470(c)	$118,302,940(g)
Natural gas sales	8,177,660(c)	17,138,142(g)

Total revenues	$94,267,130	$135,441,082

Costs:
Lease operating expenses	$30,624,146	$38,376,358
Production taxes	5,017,008	7,176,627
Development Costs	4,155,806	17,292,910
Cash settlement (gains) losses on commodity derivatives(b)	-	-

Total costs	$39,796,960	$62,845,895

Net proceeds	$54,470,170	$72,595,187
Net profits percentage	90%	90%

Income from net profits interest	$49,023,153	$65,335,668

Provision for estimated Trust expenses	975,000	375,000(h)
Montana state income tax withheld	33,355	94,454(i)

Distributable income	$48,014,798	$64,866,214

(a)	Oil includes natural gas liquids.
(b)	As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K all hedges terminate as of December 31, 2014.
(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s May, August and November 2012 NPI distributions to the Trust) generally represent crude oil production from January 2012 through September 2012 and natural gas production from January 2012 through August 2012.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Pro forma amounts set forth below for the 2011 period give effect to the Trust formation and the conveyance of the NPI in the underlying properties to the Trust by Whiting, as if these transactions occurred on January 1, 2011.

(f)

Pro forma sales volumes, average sales prices, costs and revenue data have been derived from the historical accounting records of the underlying properties. Such amounts were prepared by adjusting the accrual basis information from the historical revenue and direct operating expenses of the underlying properties to a modified cash basis of accounting.

(g)

Oil and gas sales volumes and related revenues for the pro forma year ended December 31, 2011 (consisting of Whiting’s pro forma February, May, August and November 2011 NPI distributions to the Trust) generally represent crude oil production from October 2010 through September 2011 and natural gas production from September 2010 through August 2011.

(h)

Pro forma provision for estimated Trust expenses assumes an administrative fee paid to Whiting of $200,000 and an annual administrative fee paid to the Trustee of $175,000. Going forward, the Trust’s aggregate general and administrative costs will encompass legal fees, accounting fees, engineering fees, printing costs and other expenses properly chargeable to the Trust, which have been estimated to be approximately $625,000. If the estimated general and administrative expenses were included in the unaudited pro forma statement of distributable income, the distributable income would be $64,241,214 for the year ended December 31, 2011. Due to the omission of general and administrative expenses other than the $375,000 administrative fee from the unaudited pro forma statement of distributable income, this pro forma financial statement may not be indicative of the results to be realized going forward.

(i)

Pro forma Montana state income tax withheld assumes that for Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana.

Results of the Trust for the Year Ended December 31, 2012 Compared to the Pro Forma Results of the Trust for the Year Ended December 31, 2011

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and development costs as follows:

Revenues. The 2012 actual oil and natural gas revenues were $41.2 million (or 30%) lower as compared to 2011 pro forma oil and gas revenues. Sales revenue is a function of oil and gas volumes sold and average commodity prices realized. Gas volumes declined by 1,088,865 Mcf (or 38%) and oil volumes declined by 404,208 Bbl (or 29%) when comparing 2012 actual production to 2011 pro forma production volumes. Both of these volume decreases between periods are mainly due to the actual 2012 results including only three quarterly NPI distributions from Whiting to the Trust (the May, August, and November 2012 distributions), whereas the pro forma 2011 results included four complete quarterly periods of NPI distributions to the Trust. It should also be noted, however, that based on the December 31, 2012 reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 9.0% from 2013 through the estimated December 31, 2021 NPI termination date.

Also contributing to the 30% decrease in actual 2012 oil and gas revenues as compared to the 2011 pro forma revenues was a decline in the average sales price realized for natural gas of 23% between periods. Partially offsetting the above production-related and gas price-related decreases in net revenues, however, was an increase in the average sales price realized for crude oil of 2% between the 2012 actual and 2011 pro forma periods.

Lease Operating Expenses. Lease operating expenses (“LOE”) in 2012 decreased $7.8 million (or 20%) as compared to 2011 pro forma LOE amounts. This decrease in LOE between periods was due to the 2012 actual results including only three quarterly NPI distributions from Whiting to the Trust (the May, August, and November 2012 distributions), whereas the pro forma 2011 results included four complete quarterly periods of NPI distributions to the Trust. Despite the overall decrease in LOE between periods, LOE on a per BOE basis was 16% higher in 2012 compared to pro forma 2011 results. LOE per BOE amounted to $23.48 for 2012, which was up from $20.31 per BOE for the 2011 pro forma period. This increase on a per BOE basis was mainly due to $2.3 million in higher costs of oil field goods and services, a $0.7 million increase in labor and overhead costs on Whiting-operated properties, and $0.7 million in higher electricity costs between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and tax credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. The 2012 production taxes decreased $2.2 million (or 30%) as compared to the 2011 pro forma amounts. This decrease between periods is due to the 2012 actual results including only three quarterly NPI distributions from Whiting to the Trust (the May, August, and November 2012 distributions), whereas the pro forma 2011 results included four complete quarterly periods of NPI distributions to the Trust. Production taxes as a percent of oil and gas revenues, however, remained constant at 5.3% between the 2012 actual and 2011 pro forma periods.

Development Costs. Actual development costs in 2012 were $13.1 million (or 76%) lower as compared to 2011 pro forma development costs. This decrease was primarily driven by the Keystone South field’s capital expenditures declining by $8.2 million between periods as a result of significant drilling projects that were carried out on this field during 2011 and which did not continue into 2012. Also contributing to the 76% decline in development costs between periods was a reduction in capital projects at the North Vacuum and Rangely Weber fields, which resulted in development cost decreases of $2.2 million and $1.2 million, respectively, from 2011 to 2012.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in 2012 was $600,000 higher than this same provision included in the 2011 pro forma results. This increase was mainly due to the Trust’s aggregate general and administrative (“G&A”) costs in 2012 encompassing legal fees, accounting fees, engineering fees, printing costs, the annual administrative fee paid to Whiting and the Trustee, and other admin costs properly chargeable to the Trust, whereas the 2011 pro forma provision for Trust expenses only included the annual administrative fee paid to Whiting of $200,000 and the annual administrative fee paid to the Trustee of $175,000. Partially offsetting this increase attributable to all G&A costs of the Trust being included in the 2012 results, was a decrease of $93,750 due to the provision for estimated Trust expenses in 2012 including only $281,250 related to administrative fees paid to Whiting and the Trustee, while this same provision in the 2011 pro forma results included $375,000 relating to these fees.

Distributable Income. For the year ended December 31, 2012, the Trust’s actual distributable income was $48.0 million and was based on income from net profits interest of $49.0 million, which was reduced by a provision for estimated Trust general and administrative expenses of $975,000 and Montana state income tax withholdings of $33,355. This compares to pro forma distributable income for 2011 of $64.9 million, which was based on pro forma income from net profits interest of $65.3 million, which has been reduced by $375,000 for estimated Trust expenses and $94,454 in Montana state income tax withholdings. Actual 2012 distributable income is lower than pro forma 2011 distributable income because actual 2012 results include three quarterly NPI distributions from Whiting to the Trust whereas the pro forma 2011 results include four complete quarterly periods of NPI distributions to the Trust.

Results of Underlying Property Operations

Because the Trust had not engaged in any activities prior to 2012 other than organizational activities, the Trust is providing financial information with respect to the underlying properties for the years ended December 31, 2011 and 2010 so that investors can review comparative results of operations for those periods. The results of operations for the underlying properties are presented below on the accrual basis of accounting, which is consistent with the underlying properties’ statements of historical revenues and direct operating expenses for 2011 and 2010 that were also prepared on the accrual basis before the effects of the NPI conveyance.

The table below sets forth revenues and direct operating expenses, as well as operating data, relating to the underlying properties for the years ended December 31, 2011 and 2010, and this information has been derived from the underlying properties’ audited statements of historical revenues and direct operating expenses included in “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K. There were no hedges or other derivative activity attributable to the underlying properties during the years ended December 31, 2011 and 2010. The table also provides average sales prices, per BOE data, and capital expenditures relating to the underlying properties for each period.

Underlying Property Results
	Year Ended December 31,
	2011	2010
	(in thousands, except per unit amounts)
Revenues:
Oil sales(a)	$120,879	$104,667
Natural gas sales	16,893	19,041

Total revenues	$137,772	$123,708

Direct operating expenses:
Lease operating expenses	$39,377	$37,391
Production taxes	7,536	6,571

Total direct operating expenses	$46,913	$43,962

Excess of revenues over direct operating expenses	$90,859	$79,746

Net sales volumes:
Oil (MBbl)(a)	1,382	1,459
Natural gas (MMcf)	2,717	3,335

Total sales volumes (MBOE)	1,834	2,015

Average realized sales price:
Oil (per Bbl)(a)	$87.47	$71.74
Natural gas (per Mcf)	$6.22	$5.71
Per BOE data:
Lease operating expenses	$21.46	$18.56
Production taxes	$4.11	$3.26
Capital expenditures(b)	$19,424	$25,969

(a)	Oil includes natural gas liquids.
(b)	The Trust cannot provide any assurance that future capital expenditures will be consistent with historical levels.

Comparison of Results of the Underlying Properties for the Year Ended December 31, 2011 and 2010

Revenues. Oil and natural gas sales revenue increased $14.1 million from 2010 to 2011. Sales are a function of average sales prices and volumes sold. The average prices realized for oil and natural gas increased 22% and 9%, respectively, between periods. Oil sales volumes decreased 5% or 77 MBbl between periods primarily due to normal field production decline. Natural gas sales volumes decreased 19% or 618 MMcf between periods. The primary cause of this larger decrease in natural gas volumes was related to six wells that experienced higher than average production decline rates in 2010 and 2011. Production from these six wells decreased 348 MMcf in 2011 compared to 2010. These six wells were drilled and completed in the latter portion of 2008 and were therefore in their initial steep decline phases during 2010 and 2011 following their completion. Steep initial decline is normal for natural gas wells drilled into tight gas reservoirs, and we anticipate future decline rates for these wells to be more moderate going forward. In addition, there were nine wells that were shut-in for a portion of 2011, experienced temporary production downtime or had gas gathering systems go offline, which contributed an additional 128 MMcf of natural gas production decreases in 2011. Normal field production decline of 243 MMcf also contributed to the decrease in natural gas volumes produced during 2011. These natural gas production decreases were partially offset by an increase of 101 MMcf between periods due to eight new wells drilled in the latter half of 2010 and early 2011.

Lease operating expenses. Lease operating expenses (“LOE”) increased $2.0 million from 2010 to 2011, and lease operating expenses per BOE increased from $18.56 during 2010 to $21.46 during 2011. The $2.0 million increase in LOE was primarily caused by a high level of workover activity in 2011, as well as increases in field labor costs, contract services and LOE being charged by other operators on properties that Whiting does not operate. Workovers amounted to $6.7 million in 2011, as compared to $6.0 million in 2010; however, Whiting cannot provide any assurance that workovers will continue to occur at this level. In addition, field labor costs increased $0.5 million due to higher salaries and wages in 2011, fees paid to outside contractors for equipment and services increased $0.4 million from 2010 to 2011, and LOE charged by outside operators increased $0.4 million between periods.

Production taxes. Production taxes are calculated as a percentage of oil and natural gas sales revenue. Credits and exemptions allowed in the various taxing jurisdictions are generally utilized to their potential. Production tax rates for 2011 and 2010 were consistent between periods at approximately 5% of oil and natural gas sales.

Excess of revenues over direct operating expenses. Excess of revenues over direct operating expenses increased $11.1 million from 2010 to 2011. The reasons for this increase included a 22% increase in oil prices and a 9% increase in natural gas prices between periods. The increased pricing was partially offset by a 9% decrease in equivalent volumes sold, higher lease operating expenses and production taxes in 2011.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting did not fund such a reserve during the year ended December 31, 2012. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. Whiting therefore incurred $1.0 million of plugging and abandonment charges on the underlying properties during the year ended December 31, 2012 that were not passed on to the unitholders of the Trust.

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

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the commodity hedge contracts disclosed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2012 to make future payments during the specified time periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Delaware Trustee fees (a)	$31,500	$3,500	$7,000	$7,000	$14,000
Trustee administrative service fees (b)	1,642,854	175,000	350,000	354,375	763,479
Whiting administrative service fees (c)	1,800,000	200,000	400,000	400,000	800,000

Total	$3,474,354	$378,500	$757,000	$761,375	$1,577,479

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.
(b)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $175,000 per year, which escalates annually by 2.5% starting in 2017.
(c)

Pursuant to the terms of the administrative services agreement with Whiting, the Trust is obligated throughout the term of the Trust to pay Whiting an administrative services fee of $50,000 per quarter for accounting, engineering, legal and other professional services performed by Whiting on behalf of the Trust. The administrative services agreement will expire upon the termination of the NPI unless terminated early by mutual agreement of the Trustee and Whiting.

(d)

The “more than 5 years” period represents obligations through the December 2021 estimated Trust termination date, based on the Trust’s 2012 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2012 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

The financial statements of the Trust are significantly affected by its basis of accounting and estimates related to its oil and gas properties and proved reserves, as summarized below.

Basis of Accounting. The Trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust’s financial statements and those prepared in accordance with GAAP are:

a)	Income from net profits interest is recognized when NPI distributions are received by the Trust rather than accrued in the month of production that they are earned;

b)	Distributions to Trust unitholders are recorded when paid by the Trust rather than accrued when owed;

c)

Trust general and administrative expenses (which include the Trustee’s fees as well as administrative, accounting, engineering, legal, and other professional fees) are recorded when paid by the Trust rather than when incurred; and

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP.

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust and its results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC, as specified by FASB ASC Topic 932, Extractive Activities – Oil and Gas: Financial Statements of Royalty Trusts. For additional information regarding the Trust’s basis of accounting, see Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

All amounts included in the Trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from Whiting less accumulated amortization to date. Accordingly, there are no fair value estimates included in the Trust’s financial statements.

Oil and Gas Reserves. The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices and production costs, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from estimates.

The standardized measure of discounted future net cash flows is prepared using assumptions made pursuant to FASB and SEC guidelines. Such assumptions include using average fiscal-year oil and gas prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month reporting period) and year-end costs for estimated future production expenditures. Discounted future net cash flows are calculated using a 10% discount rate. Changes in any of these assumptions could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

Amortization of Net Profits Interest. We amortize the investment in net profits interest using the units-of-production method. Our rate of recording amortization is dependent upon our estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which we record amortization expense would increase, reducing Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to produce from higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

Impairment of Investment in Net Profits Interest. We review the value of our investment in net profits interest whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. Potential impairments of the investment in net profits interest are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net capitalized cost exceeds undiscounted future cash flows, the cost of the investment in net profits interest is written down to “fair value,” which is determined using net discounted future cash flows from the net profits interest. Different pricing assumptions or discount rates could result in a different calculated impairment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2014, however, the NPI is subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduce the NPI’s exposure to crude oil price volatility. No additional hedges are allowed to be placed on Trust assets, nor can the Trust enter into derivative contracts for speculative or trading purposes.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 1,030 MBbl of crude oil from January 2013 through 2014) have also been conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 42% of the underlying properties’ oil production from January 2013 through 2014, based on the estimated production of proved reserves as projected in the Trust’s December 31, 2012 reserve report.

	Crude Oil Collars
	Volumes (Bbl)	Price (per Bbl) Floor /Ceiling
Three months ending March 31, 2013	136,800	$80.00/$122.50
Three months ending June 30, 2013	136,500	$80.00/$122.50
Three months ending September 30, 2013	133,500	$80.00/$122.50
Three months ending December 31, 2013	130,200	$80.00/$122.50
Three months ending March 31, 2014	127,500	$80.00/$122.50
Three months ending June 30, 2014	124,500	$80.00/$122.50
Three months ending September 30, 2014	121,800	$80.00/$122.50
Three months ending December 31, 2014	119,100	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement (gains) losses on all oil commodity derivatives of $10.3 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement (gains) losses would be recognized as contracts expire in future periods through 2014.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K on the pages indicated:

INDEX TO WHITING USA TRUST II FINANCIAL STATEMENTS

Financial Statements — as of December 31, 2012 and 2011 and for the Year ended December 31, 2012 and the Period from December 5, 2011 (inception) through December 31, 2011
Report of Independent Registered Public Accounting Firm	77
Statements of Assets, Liabilities and Trust Corpus – Modified Cash Basis	78
Statements of Distributable Income – Modified Cash Basis	78
Statements of Changes in Trust Corpus – Modified Cash Basis	78
Notes to Modified Cash Basis Financial Statements	79
Underlying Properties of Whiting Petroleum Corporation Statements of Historical Revenues and Direct Operating Expenses — for the Years ended December 31, 2011 and 2010
Report of Independent Registered Public Accounting Firm	90
Statements of Historical Revenues and Direct Operating Expenses	91
Notes to Statements of Historical Revenues and Direct Operating Expenses	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust II

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus—modified cash basis of Whiting USA Trust II (the “Trust”) as of December 31, 2012 and 2011, the related statements of distributable income and changes in trust corpus—modified cash basis for the year ended December 31, 2012 and the statement of changes in trust corpus—modified cash basis for the period from December 5, 2011 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of assets and trust corpus is free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of assets and trust corpus, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of assets and trust corpus presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the statement of assets and trust corpus, this statement has been prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust II as of December 31, 2012 and 2011, its distributable income and changes in trust corpus for the year ended December 31, 2012, and its changes in trust corpus for the period from December 5, 2011 (date of inception) through December 31, 2011, on the comprehensive basis of accounting described in Note 2 to the financial statements.

/s/ Deloitte & Touche LLP

Austin, Texas

March 28, 2013

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2012	2011
ASSETS
Cash and short-term investments	$160,892	$10
Investment in net profits interest, net	171,354,809	-

Total assets	$171,515,701	$10

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$160,882	$-
Trust corpus (18,400,000 Trust units issued and outstanding)	171,354,819	10

Total liabilities and Trust corpus	$171,515,701	$10

Statement of Distributable Income

Year Ended December 31, 2012
Income from net profits interest	$49,023,153
General and administrative expenses	(814,118)
Cash reserves (withheld) used for current Trust expenses	(160,882)
State income tax withholding	(33,355)

Distributable income	$48,014,798

Distributable income per unit	$2.609500

Statements of Changes in Trust Corpus

	Year Ended December 31, 2012	Period from December 5, 2011(inception) through December 31, 2011
Trust corpus, beginning of period	$10	$-
Investment in net profits interest	194,032,491	10
Distributable income	48,014,798	-
Distributions to unitholders	(48,014,798)	-
Amortization of investment in net profits interest	(22,677,682)	-

Trust corpus, end of period	$171,354,819	$10

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%-owned subsidiary of Whiting, to the Trust. The term NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Rocky Mountains, Permian Basin, Gulf Coast and Mid-Continent regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2012, these oil and gas properties included interests in approximately 1,302 gross (389.1 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of December 31, 2012 on a cumulative accrual basis, 1.65 MMBOE (16%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining reserve quantities of 8.96 MMBOE (at the 90% NPI) are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2012. Since the Trust is not currently expected to contractually terminate until December 31, 2021 (also based on the year-end reserve report) additional reserves and production attributable to the NPI may be available for distribution to unitholders between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI are estimated to be 9.46 MMBOE as of December 31, 2012.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:

a)	Income from net profits interest is recorded when NPI distributions are received by the Trust;

b)	Distributions to Trust unitholders are recorded when paid by the Trust;

c)	Trust general and administrative expenses (which include the Trustees’ fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

d)	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;

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

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust’s activities and results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932, Extractive Activities – Oil and Gas: Financial Statements of Royalty Trusts.

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

Cash and Short-Term Investments — Cash and short-term investments include all highly liquid short-term investments with original maturities of three months or less.

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the year ended December 31, 2012:

2012
Plains Marketing, LP	16%
Chevron USA	14%
Marathon Oil Corporation	11%

The loss of any of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties and, if they were to lose any of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

The underlying properties’ oil and gas revenues, which are included in the NPI net proceeds computation, are subject to commodity hedge contracts through December 31, 2014. The hedge contracts consist of costless collar arrangements that are placed with a single trading counterparty, JPMorgan Chase Bank National Association, and there is no assurance that this trading counterparty will not become a credit risk in the future.

Use of Estimates — The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust’s amortization of its investment in net profits interest and its impairment assessments. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2012 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012), and is calculated as follows:

Year Ended December 31, 2012
Oil and gas properties	$368,785,829
Accumulated depletion	(174,625,538)

Oil and gas properties, net	194,160,291
Derivative liability	(127,800)

Net predecessor cost of net profits interest conveyed to the Trust	$194,032,491

As of December 31, 2012, accumulated amortization of the investment in net profits interest was $22.7 million.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows:

	Year Ended December 31, 2012
Revenues:
Oil sales(b)	$86,089,470	(a)
Natural gas sales	8,177,660	(a)

Total revenues	94,267,130

Costs:
Lease operating expenses	30,624,146
Production taxes	5,017,008
Development costs	4,155,806
Cash settlement gains received on commodity derivatives(c)	-

Total costs	39,796,960

Net proceeds	54,470,170
Net profits percentage	90%

Income from net profits interest	$49,023,153

(a)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s May, August and November 2012 NPI distributions to the Trust) generally represent crude oil production from January 2012 through September 2012 and natural gas production from January 2012 through August 2012.

(b)	Oil includes natural gas liquids.
(c)	All hedges terminate as of December 31, 2014.

5. INCOME TAXES

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust’s financial statements or in the Trust’s standardized measure of discounted future net cash flows. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust is reported by the Trust unitholders on their respective tax returns.

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $33,355 related to Montana state income taxes for the year ended December 31, 2012. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

6. DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

7. RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the year ended December 31, 2012, Whiting incurred $1.0 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the year ended December 31, 2012:

Year Ended December 31, 2012
Total overhead charges	$1,306,663
Overhead charge per month per active operated well	$400

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2012 includes $150,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2012 includes $131,250 for administrative fees paid to the Trustee.

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

8. SUBSEQUENT EVENTS

On March 1, 2013, a distribution of $0.650819 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2013. The distribution consisted of net cash proceeds of $12.2 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $5,665 for Montana state income tax withholdings. There were no commodity derivative settlements included in this distribution.

9. PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

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

To produce the pro forma financial information, management made certain estimates and assumptions. These estimates are based on the most recently available information. To the extent there are significant changes in these amounts, the assumptions and estimates herein could change significantly. The unaudited pro forma statement of distributable income should be read in conjunction with the “Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” included in this Form 10-K and the historical financial statements of the Trust, including the related notes, included in this Form 10-K.

WHITING USA TRUST II

Unaudited Pro Forma Statements of Distributable Income

	Year Ended December 31, 2012	December 5 (inception) to December 31, 2011
Historical Results
Distributable income, as reported	$48,014,798	$-
Pro Forma Adjustments
Income from net profits interest	17,947,857(b)	-(a)
Less:
Trust general and administrative expenses	(93,750)(c)	-(c)
State income tax withholding	(26,230)(d)	-

Distributable income	$65,842,675	$-

Distributable income per unit	$3.578406	$-

(a)

The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statement of distributable income for the period ended December 31, 2011 assumes that the conveyance of the term NPI occurred on December 5, 2011 (the inception date of the Trust) and that the NPI was effective for oil and gas production from the underlying properties beginning in 2011, but because the initial distribution from Whiting to the Trust is not due until 60 days following the first quarterly period for which the NPI is effective (which these statements assume is the fourth quarter of 2011), there would be no pro forma income from net profits interest received by the Trust on a cash basis and therefore recognized during the period from December 5 to December 31, 2011.

(b)

The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statements of distributable income assume (i) that the conveyance of the term NPI occurred on December 5, 2011 (the inception date of the Trust), and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. Because quarterly cash distributions to the Trust are made by Whiting no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly NPI distribution to the Trust during 2012 would have occurred by February 29, 2012 (covering net cash proceeds received by Whiting for oil sales from October 1, 2011 through December 31, 2011 and gas sales from September 1, 2011 through November 30, 2011).

Furthermore, this adjustment assumes that the second quarterly NPI distribution to the Trust (occurring in May of 2012) would have been a complete distribution, thereby covering net cash proceeds for oil sales from January 1, 2012 through March 31, 2012 and gas sales from December 1, 2011 through February 29, 2012.

Since the Trust’s historical distributable income already includes net cash proceeds received by Whiting for oil sales from January 1, 2012 through March 31, 2012 and gas sales for January and February of 2012, this amount therefore incrementally adjusts the Trust’s historical results for the May 2012 distribution in order to include net proceeds attributable to natural gas sales for December of 2011.

(c)

The Trust is obligated to pay a quarterly administrative fee to Whiting of $50,000 60 days following the end of each quarter and an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Neither Whiting’s nor the Trustee’s administrative fees would have been paid in 2011 given the assumptions underlying these pro forma statements. The Trust’s historical distributable income for the year ended December 31, 2012 already includes three payments of $50,000 for Whiting’s quarterly administrative fee and $131,250 for three quarterly installments of the Trustee’s annual administrative fee.

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

10. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

Estimates of proved reserves attributable to the Trust and the related valuations were based on reports prepared by the Trust’s independent petroleum engineers Cawley, Gillespie & Associates, Inc. Proved reserve estimates included herein conform to the definitions prescribed by the FASB and SEC. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

As of December 31, 2012, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the year ended December 31, 2012:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2012	8,278	13,982	10,608
Revisions to previous estimates	458	274	503
Extensions and discoveries	4	3	5
Divestitures	-	-	-
Production	(1,257)	(2,372)	(1,652)

Balance — December 31, 2012(1)	7,483	11,887	9,464

Proved developed reserves:
January 1, 2012	8,175	13,812	10,477

December 31, 2012	7,446	11,848	9,421

Proved undeveloped reserves:
January 1, 2012	103	170	131

December 31, 2012	37	39	43

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2012 and as of December 31, 2012 were 18.3 MMBOE and 15.8 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

Notable changes in proved reserves for the year ended December 31, 2012 included:

•

Revisions to previous estimates. In 2012, revisions to previous estimates increased proved reserves by a net amount of 503 MBOE. These revisions mainly consisted of increased estimates of future production, associated with well workovers performed during 2012 and improved well performance based on recent drilling results.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of December 31, 2012 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2012) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows:

December 31, 2012
Future cash inflows	$707,151,510
Future production costs	(318,880,620)
Future development costs	(23,669,280)

Future net cash flows	364,601,610
10% annual discount for estimated timing of cash flows	(98,212,140)

Standardized measure of discounted future net cash flows(1)	$266,389,470

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows:

December 31, 2012
Beginning of year	$323,597,250
Sale of oil and gas produced, net of production costs	(69,734,756)
Sale of minerals in place	-
Net changes in prices and production costs	(36,449,575)
Extensions and discoveries less related costs	161,892
Previously estimated development costs incurred during the period	5,379,659
Changes in estimated future development costs	(5,211,077)
Revisions of previous quantity estimates	16,286,352
Accretion of discount	32,359,725

End of year	$266,389,470

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2012 as follows:

	2012	2011
Oil (per Bbl)	$86.55	$87.15
Gas (per Mcf)	$5.00	$6.04

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
Year Ended December 31, 2012	June 30	September 30	December 31	Total
Income from net profits interest	$18,078,189	$16,594,046	$14,350,918	$49,023,153
Distributable income	$17,563,791	$16,455,602	$13,995,405	$48,014,798
Distributions per unit	$0.954554	$0.894326	$0.760620	$2.609500

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Whiting Petroleum Corporation

Denver, Colorado

We have audited the accompanying statements of historical revenues and direct operating expenses of the Underlying Properties (the “Underlying Properties”) of Whiting Petroleum Corporation (“Whiting”) for each of the two years in the period ended December 31, 2011. These statements are the responsibility of the Whiting’s management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Properties are not required to have, nor were we engaged to perform, an audit of the Properties’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Underlying Properties’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements were prepared to present the historical revenues and direct operating expenses as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 932-10-S99-2, Extractive Activities — Oil and Gas, “Financial Statements of Oil and Gas Exchange Offers,” which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as discussed in Note 2 to the statements, and are not intended to be a complete presentation of Whiting’s interests in the Underlying Properties.

In our opinion, the statements referred to above present fairly, in all material respects, the historical revenues and direct operating expenses of the Underlying Properties for each of the two years in the period ended December 31, 2011, on the basis of accounting discussed in Note 2 to the financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 2, 2012

UNDERLYING PROPERTIES

STATEMENTS OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES

(In thousands)

	Year Ended December 31,
	2011	2010
Net Revenues:
Oil sales	$120,879	$104,667
Natural gas sales	16,893	19,041

Total revenues	$137,772	$123,708

Direct operating expenses:
Lease operating expenses	$39,377	$37,391
Production taxes	7,536	6,571

Total direct operating expenses	$46,913	$43,962

Excess of revenues over direct operating expenses	$90,859	$79,746

The accompanying notes are an integral part of this statement.

UNDERLYING PROPERTIES

NOTES TO STATEMENTS OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES

For the years ended December 31, 2011 and 2010

1. UNDERLYING PROPERTIES

The accompanying statements present the revenues and direct operating expenses for the years ended December 31, 2011 and 2010 of net ownership interests in certain oil and natural gas properties located in the Rocky Mountains, Permian Basin, Gulf Coast and Mid-Continent regions of the United States (the “Underlying Properties”) owned by Whiting Petroleum Corporation’s wholly-owned subsidiary Whiting Oil and Gas Corporation (“Whiting”). Immediately prior to the closing of the initial public offering of units of beneficial interest in Whiting USA Trust II (the “Trust”), Whiting conveyed to the Trust the right to receive 90% of the term net proceeds from these Underlying Properties (“Net Profits Interest”), with Whiting retaining title to the Underlying Properties.

2. BASIS OF PRESENTATION

The accompanying statements of historical revenues and direct operating expenses were derived from the historical accounting records of Whiting and are presented on the accrual basis of accounting before the effects of conveyance of the Net Profits Interest. Revenues and direct operating expenses relate to the historical net revenue interest and net working interest, respectively, in the Underlying Properties. Revenue from oil, natural gas and natural gas liquid sales is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues are reported net of existing overriding and other royalties due to third parties. Direct operating expenses include lease operating expenses and production and ad valorem taxes. The amounts presented represent 100% of Whiting’s interests in the historical revenues and direct operating expenses of the Underlying Properties.

During the periods presented, the Underlying Properties were not accounted for as a separate division by Whiting and therefore certain costs such as depreciation, depletion and amortization, accretion of asset retirement obligation, general and administrative expenses, interest, corporate income taxes or other expenses of an indirect nature were not allocated to the individual properties. Due to the omission of these operating expenses of an indirect nature, the statements of historical revenues and operating expenses presented are not therefore indicative of the results of operations of the Underlying Properties or the Net Profits Interest prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Historical statements reflecting financial position, results of operations and cash flows from operating, investing and financing activities prepared in accordance with GAAP are not presented because the information necessary to prepare such statements is neither reasonably available on an individual property basis nor practicable to obtain in these circumstances. Accordingly, the statements of historical revenues and direct operating expenses of the Underlying Properties are presented in lieu of the financial statements required under Rule 3-01 and 3-02 of the SEC Regulation S-X and in accordance with FASB ASC Topic 932, Extractive Activities — Oil and Gas, “Financial Statements of Oil and Gas Exchange Offers”.

Use of Estimates — The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include accrued revenue, accrued expenses, and proved oil and gas reserves, which are used to derive the standardized measure of discounted future net cash flows. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Concentration of Credit Risk — The underlying properties principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages of oil and natural gas sales from the underlying properties sold to each significant purchaser for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Plains Marketing, LP	16%	14%
Chevron USA	14%	13%
ConocoPhillips	13%	13%
Marathon Oil Corporation	11%	11%

The loss of any of these purchasers does not present a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if they were to lose any of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their business.

3. SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

Estimates of proved reserves attributable to the Trust and the related valuations were based on reports prepared by the Trust’s independent petroleum engineers Cawley, Gillespie & Associates, Inc. Proved reserve estimates included herein conform to the definitions prescribed by the FASB and SEC. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

As of December 31, 2011, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2010 and 2011:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2010	17,790	35,026	23,628
Revisions to previous estimates	(572)	(4,275)	(1,285)
Extensions and discoveries	10	15	13
Production	(1,459)	(3,335)	(2,015)

Balance — December 31, 2010	15,769	27,431	20,341
Revisions to previous estimates	38	(3,768)	(590)
Extensions and discoveries	262	608	363
Production	(1,382)	(2,717)	(1,834)

Balance — December 31, 2011	14,687	21,554	18,280

Proved developed reserves:
January 1, 2010	16,031	26,779	20,494

December 31, 2010	14,881	23,824	18,852

December 31, 2011	14,528	21,284	18,076

Proved undeveloped reserves:
January 1, 2010	1,759	8,247	3,133

December 31, 2010	888	3,607	1,489

December 31, 2011	159	270	204

Notable changes in proved reserves for the year ended December 31, 2011 included:

•

Revisions to previous estimates. In 2011, revisions to previous estimates decreased proved reserves by a net amount of 590 MBOE. Included in these revisions were 38 MBbl of upward adjustments to crude oil reserves and 3.8 Bcf of downward adjustments to natural gas reserves. The reduction in natural gas reserves was primarily attributable to the removal of five Permian Basin oil and gas wells from the proved undeveloped reserve category. The continued environment of low natural gas prices affected the economic viability of these proved undeveloped locations. Whiting therefore no longer planned to drill these wells within five years of their initial inclusion as proved undeveloped reserves, and they were removed from the proved undeveloped reserve category accordingly, as required by SEC oil and gas reserve rules. The resulting negative oil revision associated with the removal of these five wells was more than offset by the upward adjustment in oil reserves that was attributable to higher crude oil prices incorporated into reserves estimates at December 31, 2011 as compared to December 31, 2010. This increase in oil price used in year-end reserve estimates from $79.43 per Bbl at December 31, 2010 to $96.19 per Bbl at December 31, 2011 extended the economic lives of many oil wells.

Notable changes in proved reserves for the year ended December 31, 2010 included:

•

Revisions to previous estimates. In 2010, revisions to previous estimates decreased proved reserves by a net amount of 1,285 MBOE. Included in these revisions were 572 MBbl of downward adjustments to crude oil reserves and 4.3 Bcf of downward adjustments to natural gas reserves. Both of these reserve reductions were primarily attributable to a negative revision of the proved reserves associated with a Clearfork waterflood project in the Keystone South field. Oil response to water injection was less than expected due to reservoir continuity and conformance issues.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of December 31, 2011 and 2010 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2011 and 2010) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (in thousands):

	December 31,
	2011	2010
Future cash inflows	$1,410,213	$1,243,215
Future production costs	(673,031)	(538,019)
Future development costs	(26,619)	(17,956)

Future net cash flows	$710,563	$687,240
10% annual discount for estimated timing of cash flows	(302,060)	(296,299)

Standardized measure of discounted future net cash flows(1)	$408,503	$390,941

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (in thousands):

	December 31,
	2011	2010
Beginning of year	$390,941	$332,008
Sale of oil and gas produced, net of production costs	(90,859)	(79,746)
Net changes in prices and production costs	76,353	123,652
Extensions and discoveries less related costs	6,870	231
Previously estimated development costs incurred during the period	17,956	39,146
Changes in estimated future development costs	(20,693)	(34,086)
Revisions of previous quantity estimates	(11,159)	(23,465)
Accretion of discount	39,094	33,201

End of year	$408,503	$390,941

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2011 as follows:

	2011	2010
Oil (per Bbl)	$87.15	$72.84
Gas (per Mcf)	$6.04	$5.96

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Whiting to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

This Annual Report on Form 10-K does not include a report of Trustee’s assessment regarding internal control over financial reporting or an attestation report of the Trustee’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2012.

Audit Committee and Nominating Committee

Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the bank’s code of ethics.

Item 11. Executive Compensation

During the year ended December 31, 2012 the Trustee received administrative fees from the Trust in the amount of $131,250. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

Based on a review of SEC filings, the Trustee is not aware of any holders of 5% or more of the units.

(b)	Security Ownership of Management.

Not applicable.

(c)	Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships, Related Transactions and Director Independence

Letter of Credit

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

Plugging and Abandonment

During the year ended December 31, 2012, Whiting incurred $1.0 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2012, the Trust’s portion of the monthly charge totaled $1.3 million and averaged $400 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter.

General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2012 include $150,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2012 include $131,250 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accountant Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2013. During fiscal 2012, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal year ended December 31, 2012 by Deloitte:

2012
Audit fees (1)	$190,000
Audit-related fees	-
Tax fees	-
All other fees	-

Total fees	$190,000

(1)	Fees for audit services in 2012 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Refer to the Index to Whiting USA Trust II Financial Statements included in Item 8 of this Annual Report on Form 10-K for a list of all financial statements filed as part of this report.

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITING USA TRUST II

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ MIKE ULRICH
Mike Ulrich Vice President

March 28, 2013

The Registrant, Whiting USA Trust II, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust agreement under which it serves.

Appendix 1

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE, SUITE 100	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729-1707	FORT WORTH, TEXAS 76102-4987	HOUSTON, TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
www.cgaus.com

January 11, 2013

Whiting USA Trust II

1700 Broadway, Suite 2300

Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust II Underlying Properties Total Proved Reserves Certain Properties Located in Various States As of December 31, 2012

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of total proved reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust II. These certain oil and gas properties are located in Texas, Wyoming, North Dakota, Colorado, New Mexico, Mississippi, Arkansas, Montana, Michigan and Oklahoma. Also included in the tables below are the total proved reserves attributable to the same underlying properties estimated to be produced by December 31, 2021, which is the estimated date of termination for Whiting USA Trust II. This report, completed January 11, 2013 covers 100% of the total proved reserves estimated for Whiting USA Trust II. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

Underlying Properties Full Economic Life
		Proved Developed Producing	Proved Developed Behind Pipe	Proved Undeveloped	Total Proved
Net Reserves
Oil	- Mbbl	11,885.8	357.7	50.2	12,293.7
Gas	- MMcf	16,829.4	1,312.9	55.2	18,197.5
NGL	- Mbbl	479.2	14.1	0.0	493.3
Equivalent*	- Mbbl	15,170.0	590.6	59.4	15,819.9
Revenue
Oil	- M$	1,033,864.9	31,899.4	4,448.9	1,070,213.1
Gas	- M$	82,847.2	7,023.6	290.0	90,160.8
NGL	- M$	33,014.2	746.3	0.0	33,760.5
Severance Taxes	- M$	58,204.7	2,028.5	288.6	60,521.8
Ad Valorem Taxes	- M$	31,287.3	1,305.7	146.4	32,739.4
Operating Expenses	- M$	518,918.7	9,810.4	1,452.7	530,181.7
Investments	- M$	22,590.1	2,792.9	1,709.1	27,092.0
Net Operating Income	- M$	518,725.7	23,732.0	1,142.1	543,599.8
Discounted @ 10%	- M$	324,989.1	10,142.3	522.2	335,653.5

Underlying Properties Reserves Estimated to be Produced by December 31, 2021
		Proved Developed Producing	Proved Developed Behind Pipe	Proved Undeveloped	Total Proved
Net Reserves
Oil	- Mbbl	7,821.8	118.4	40.7	7,980.9
Gas	- MMcf	12,589.2	575.2	43.2	13,207.5
NGL	- Mbbl	323.0	10.9	0.0	333.9
Equivalent*	- Mbbl	10,243.0	225.1	47.9	10,516.0
Revenue
Oil	- M$	682,598.4	10,505.4	3,610.5	696,714.3
Gas	- M$	62,926.6	2,904.8	227.0	66,058.4
NGL	- M$	22,375.7	575.5	0.0	22,951.2
Severance Taxes	- M$	39,911.9	727.6	232.3	40,871.8
Ad Valorem Taxes	- M$	21,565.2	503.9	122.4	22,191.5
Operating Expenses	- M$	287,842.8	2,574.7	831.3	291,248.8
Investments	- M$	22,590.1	2,000.0	1,709.1	26,299.1
Net Operating Income	- M$	395,990.7	8,179.6	942.5	405,112.8
Discounted @ 10%	- M$	289,751.4	5,784.5	452.4	295,988.3

*Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous two tables should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $94.71 per bbl and $2.76 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $91.32 per bbl and Houston Ship Channel pricing at $2.71 per MMBtu, as of December 31, 2012. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved reserves for the underlying properties full economic life were $87.05 per bbl of oil, $68.43 per bbl of natural gas liquids and $4.95 per mcf of natural gas. For the proved reserves of the underlying properties estimated to be produced by December 31, 2021, the average adjusted prices were $87.30 per bbl of oil, $68.75 per bbl of natural gas liquids and $5.00 per mcf of natural gas.

Capital, Expenses and Taxes

Capital expenditures, lease operating expenses and Ad Valorem tax values were forecast as provided by your office. As you explained, the capital costs were based on the most current estimates, lease operating expenses were based on the analysis of historical actual expenses, operating overhead is included for operated properties and no credit or deduction is made for producing overhead paid to the company by other owners of the operated properties. Capital costs and lease operating expenses were held constant in accordance with SEC guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue.

SEC Conformance Regulations

The reserve classifications and the economic considerations used herein conform to the criteria of the SEC as defined in pages 3 and 4 of the Appendix. The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties currently in effect except as noted herein. The possible effects of changes in legislation or other Federal or State restrictive actions which could affect the reserves and economics have not been considered. However, we do not anticipate nor are we aware of any legislative changes or restrictive regulatory actions that may impact the recovery of reserves.

Reserve Estimation Methods

The methods employed in estimating reserves are described in page 2 of the Appendix. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy.

Non-producing reserve estimates, for both developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves. The assumptions, data, methods and procedures used herein are appropriate for the purpose served by this report.

Miscellaneous

An on-site field inspection of the properties has not been performed. The mechanical operation or conditions of the wells and their related facilities have not been examined nor have the wells been tested by Cawley, Gillespie & Associates, Inc. Possible environmental liability related to the properties has not been investigated nor considered. The cost of plugging and the salvage value of equipment at abandonment have not been included.

The reserve estimates were based on interpretations of factual data furnished by your office. We have used all methods and procedures as we considered necessary under the circumstances to prepare the report. We believe that the assumptions, data, methods and procedures were appropriate for the purpose served by this report. Production data, gas prices, gas price differentials, expense data, tax values and ownership interests were also supplied by you and were accepted as furnished. To some extent information from public records has been used to check and/or supplement these data. The basic engineering and geological data were subject to third party reservations and qualifications. Nothing has come to our attention, however, that would cause us to believe that we are not justified in relying on such data.

The professional qualifications of the undersigned, the technical person primarily responsible for the preparation of this report, are included as an attachment to this letter.

Yours very truly,

/s/ Robert D. Ravnaas
Robert D. Ravnaas, P.E.
President
Cawley, Gillespie & Associates
Texas Registered Engineering Firm F-693

APPENDIX

Explanatory Comments for Individual Tables

HEADINGS

Table Number

Effective Date of the Evaluation

Identity of Interest Evaluated

Reserve Classification and Development Status

Operator – Property Name

Field (Reservoir) Names – County, State

FORECAST

(Columns)
(1) (11) (21)	Calendar or Fiscal years/months commencing on effective date.
(2) (3) (4)	Gross Production (8/8th) for the years/months which are economical. These are expressed as thousands of barrels (Mbbl) and millions of cubic feet (MMcf) of gas at standard conditions. Total future production, cumulative production to effective date, and ultimate recovery at the effective date are shown following the annual/monthly forecasts.
(5) (6) (7)	Net Production accruable to evaluated interest is calculated by multiplying the revenue interest times the gross production. These values take into account changes in interest and gas shrinkage.
(8)	Average (volume weighted) gross liquid price per barrel before deducting production-severance taxes.
(9)	Average (volume weighted) gross gas price per Mcf before deducting production-severance taxes.
(10)	Average (volume weighted) gross NGL price per barrel before deducting production-severance taxes.
(12)	Revenue derived from oil sales -- column (5) times column (8).
(13)	Revenue derived from gas sales -- column (6) times column (9).
(14)	Revenue derived from NGL sales -- column (7) times column (10).
(15)	Revenue derived from other sources.
(16)	Revenue derived from hedge positions.
(17)	Total Revenue – sum of column (12) through column (16).
(18)	Production-Severance taxes deducted from gross oil and NGL revenue.
(19)	Production-Severance taxes deducted from gross gas revenue.
(20)	Revenue after taxes – column (17) less column (18) and column (19).
(22)	Operating Expenses are direct operating expenses to the evaluated working interest and may include combined fixed rate administrative overhead charges for operated oil and gas producers known as COPAS.
(23)	Ad Valorem taxes.
(24)	Work-over Expenses are non-direct operating expenses and may include maintenance, well service, compressor, tubing, and pump repair.
(25)	3rd Party COPAS are combined fixed rate administrative overhead charges for non-operated oil and gas producers.
(26)	Other Deductions may include compression-gathering expenses, transportation costs and water disposal costs.

Cawley, Gillespie & Associates, Inc.

Appendix

(27)	Investments, if any, include re-completions, future drilling costs, pumping units, etc. and may include either tangible or intangible or both, and the costs for plugging and the salvage value of equipment at abandonment may be shown as negative investments at end of life.
(28) (29)	Future Net Cash Flow is column (18) less the total of column (19), column (22), column (24), column (25), column (26) and column (27). The data in column (28) are accumulated in column (29). Federal income taxes have not been considered.
(30)	Cumulative Discounted Cash Flow is calculated by discounting monthly cash flows at the specified annual rates.

MISCELLANEOUS

Input Data	• Evaluation parameters such as rates, tax percentages, and expenses are shown below columns (21-26).
Interests	• Initial and final expense and revenue interests are shown below columns (27-28).
DCF Profile	• The cash flow discounted at six different rates are shown at the bottom of columns (29-30). Interest has been compounded monthly.
Life	• The economic life of the appraised property is noted in the lower right-hand corner of the table.
Footnotes	• Well ID information or other pertinent comments may be shown in the lower left-hand footnotes.

Cawley, Gillespie & Associates, Inc.

Appendix

APPENDIX

Methods Employed in the Estimation of Reserves

The four methods customarily employed in the estimation of reserves are (1) production performance, (2) material balance, (3) volumetric and (4) analogy. Most estimates, although based primarily on one method, utilize other methods depending on the nature and extent of the data available and the characteristics of the reservoirs.

Basic information includes production, pressure, geological and laboratory data. However, a large variation exists in the quality, quantity and types of information available on individual properties. Operators are generally required by regulatory authorities to file monthly production reports and may be required to measure and report periodically such data as well pressures, gas-oil ratios, well tests, etc. As a general rule, an operator has complete discretion in obtaining and/or making available geological and engineering data. The resulting lack of uniformity in data renders impossible the application of identical methods to all properties, and may result in significant differences in the accuracy and reliability of estimates.

A brief discussion of each method, its basis, data requirements, applicability and generalization as to its relative degree of accuracy follows:

Production performance. This method employs graphical analyses of production data on the premise that all factors which have controlled the performance to date will continue to control and that historical trends can be extrapolated to predict future performance. The only information required is production history. Capacity production can usually be analyzed from graphs of rates versus time or cumulative production. This procedure is referred to as “decline curve” analysis. Both capacity and restricted production can, in some cases, be analyzed from graphs of producing rate relationships of the various production components. Reserve estimates obtained by this method are generally considered to have a relatively high degree of accuracy with the degree of accuracy increasing as production history accumulates.

Material balance. This method employs the analysis of the relationship of production and pressure performance on the premise that the reservoir volume and its initial hydrocarbon content are fixed and that this initial hydrocarbon volume and recoveries therefrom can be estimated by analyzing changes in pressure with respect to production relationships. This method requires reliable pressure and temperature data, production data, fluid analyses and knowledge of the nature of the reservoir. The material balance method is applicable to all reservoirs, but the time and expense required for its use is dependent on the nature of the reservoir and its fluids. Reserves for depletion type reservoirs can be estimated from graphs of pressures corrected for compressibility versus cumulative production, requiring only data that

Cawley, Gillespie & Associates, Inc.

Appendix

are usually available. Estimates for other reservoir types require extensive data and involve complex calculations most suited to computer models which makes this method generally applicable only to reservoirs where there is economic justification for its use. Reserve estimates obtained by this method are generally considered to have a degree of accuracy that is directly related to the complexity of the reservoir and the quality and quantity of data available.

Volumetric. This method employs analyses of physical measurements of rock and fluid properties to calculate the volume of hydrocarbons in-place. The data required are well information sufficient to determine reservoir subsurface datum, thickness, storage volume, fluid content and location. The volumetric method is most applicable to reservoirs which are not susceptible to analysis by production performance or material balance methods. These are most commonly newly developed and/or no-pressure depleting reservoirs. The amount of hydrocarbons in-place that can be recovered is not an integral part of the volumetric calculations but is an estimate inferred by other methods and a knowledge of the nature of the reservoir. Reserve estimates obtained by this method are generally considered to have a low degree of accuracy; but the degree of accuracy can be relatively high where rock quality and subsurface control is good and the nature of the reservoir is uncomplicated.

Analogy. This method which employs experience and judgment to estimate reserves, is based on observations of similar situations and includes consideration of theoretical performance. The analogy method is applicable where the data are insufficient or so inconclusive that reliable reserve estimates cannot be made by other methods. Reserve estimates obtained by this method are generally considered to have a relatively low degree of accuracy.

Much of the information used in the estimation of reserves is itself arrived at by the use of estimates. These estimates are subject to continuing change as additional information becomes available. Reserve estimates which presently appear to be correct may be found to contain substantial errors as time passes and new information is obtained about well and reservoir performance.

Cawley, Gillespie & Associates, Inc.

Appendix

APPENDIX

Reserve Definitions and Classifications

The Securities and Exchange Commission, in SX Reg. 210.4-10 dated November 18, 1981, as amended on September 19, 1989 and January 1, 2010, requires adherence to the following definitions of oil and gas reserves:

“(22)        Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations— prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

“(i)        The area of a reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

“(ii)        In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

“(iii)        Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

“(iv)        Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology

Cawley, Gillespie & Associates, Inc.

Appendix

establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

“(v)        Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

“(6)        Developed oil and gas reserves. Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

“(i)        Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

“(ii)        Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“(31)        Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

“(i)        Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

“(ii)        Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

“(iii)        Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of this section, or by other evidence using reliable technology establishing reasonable certainty.

“(18)        Probable reserves. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

Cawley, Gillespie & Associates, Inc.

Appendix

“(i)        When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

“(ii)        Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

“(iii)        Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

“(iv)        See also guidelines in paragraphs (17)(iv) and (17)(vi) of this section (below).

“(17)        Possible reserves. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

“(i)        When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

“(ii)        Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.

“(iii)        Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.

“(iv)        The proved plus probable and proved plus probable plus possible reserves estimates must be based on reasonable alternative technical and commercial interpretations within the reservoir or subject project that are clearly documented, including comparisons to results in successful similar projects.

Cawley, Gillespie & Associates, Inc.

Appendix

“(v)        Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

“(vi)        Pursuant to paragraph (22)(iii) of this section (above), where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.”

Instruction 4 of Item 2(b) of Securities and Exchange Commission Regulation S-K was revised January 1, 2010 to state that “a registrant engaged in oil and gas producing activities shall provide the information required by Subpart 1200 of Regulation S–K.” This is relevant in that Instruction 2 to paragraph (a)(2) states: “The registrant is permitted, but not required, to disclose probable or possible reserves pursuant to paragraphs (a)(2)(iv) through (a)(2)(vii) of this Item.”

“(26)        Reserves. Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

“Note to paragraph (26): Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).”

Cawley, Gillespie & Associates, Inc.

Appendix

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE, SUITE 100	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729-1707	FORT WORTH, TEXAS 76102-4987	HOUSTON, TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
www.cgaus.com

Professional Qualifications of Robert D. Ravnaas, P.E.

President of Cawley, Gillespie & Associates

Mr. Ravnaas has been a Petroleum Consultant for Cawley, Gillespie & Associates (CG&A) since 1983, and became President in 2011. He has completed numerous field studies, reserve evaluations and reservoir simulation, waterflood design and monitoring, unit equity determinations and producing rate studies. He has testified before the Texas Railroad Commission in unitization and field rules hearings. Prior to CG&A he worked as a Production Engineer for Amoco Production Company. Mr. Ravnaas received a B.S. with special honors in Chemical Engineering from the University of Colorado at Boulder, and a M.S. in Petroleum Engineering from the University of Texas at Austin. He is a registered professional engineer in Texas, No. 61304, and a member of the Society of Petroleum Engineers (SPE), the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists and the Society of Professional Well Log Analysts.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Trust of Whiting USA Trust II [Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 333-178586)].

3.2*	Amended and Restated Trust Agreement, dated March 28, 2012, by and among Whiting Oil and Gas Corporation, The Bank of New York Mellon Trust Company, N.A. as Trustee and Wilmington Trust, National Association, as Delaware Trustee. [Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on March 28, 2012 (File No. 001-35459)].

10.1*	Conveyance and Assignment, dated March 28, 2012, from Whiting Oil and Gas Corporation to The Bank of New York Mellon Trust Company, N.A. as Trustee of Whiting USA Trust II [Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on March 28, 2012 (File No. 001-35459)].

10.2*	Administrative Services Agreement, dated March 28, 2012, by and between Whiting Oil and Gas Corporation and Whiting USA Trust II [Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on March 28, 2012 (File No. 001-35459)].

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers (included as Appendix 1 of this Annual Report on Form 10-K).

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)