Form 10-Q
period 2013-03-31
Whiting USA Trust II
filed 2013-05-14
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

Yes  ☐    No  ☑

As of May 14, 2013, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

“February 2013 distribution” The cash distribution to Trust unitholders of record on February 19, 2013 that was paid on March 1, 2013.

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

“May 2013 distribution” The cash distribution to Trust unitholders of record on May 20, 2013 which is payable on or before May 30, 2013.

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

“net wells” The sum of the fractional working interests owned in gross wells.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and short-term investments	$207	$161
Investment in net profits interest, net	164,481	171,355

Total assets	$164,688	$171,516

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$207	$161
Trust corpus (18,400,000 Trust units issued and outstanding at March 31, 2013 and December 31, 2012)	164,481	171,355

Total liabilities and Trust corpus	$164,688	$171,516

Statement of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

Three Months Ended March 31, 2013
Income from net profits interest	$12,181
General and administrative expenses	(153)
Cash reserves withheld for current Trust expenses	(47)
State income tax withholding	(6)

Distributable income	$11,975

Distributable income per unit	$0.650819

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Trust corpus, beginning of period	$171,355	$-
Investment in net profits interest	-	194,032
Distributable income	11,975	-
Distributions to unitholders	(11,975)	-
Amortization of investment in net profits interest	(6,874)	(344)

Trust corpus, end of period	$164,481	$193,688

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of March 31, 2013 on a cumulative accrual basis, 2.03 MMBOE (19%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2012. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 9.46 MMBOE as of December 31, 2012. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2012.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust.

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

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The Trust’s 2012 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. The actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The term NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; payments made by Whiting to the hedge counterparty upon settlements of hedge contracts; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2013 applicable to the Trust or its financial statements.

3.	INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012), and is calculated as follows (in thousands):

Oil and gas properties	$368,786
Accumulated depletion	(174,626)

Oil and gas properties, net	194,160
Derivative liability	(128)

Net predecessor cost of net profits interest conveyed to the Trust	$194,032

As of March 31, 2013, accumulated amortization of the investment in net profits interest was $29.6 million.

4.	INCOME TAXES

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition is given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust is reported by the Trust unitholders on their respective tax returns.

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

Plugging and Abandonment — During the three months ended March 31, 2013, Whiting incurred $0.3 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distribution made during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Total overhead charges	$402,225
Overhead charge per month per active operated well	$410

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2013 includes $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2013 includes $43,750 for quarterly administrative fees paid to the Trustee.

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

On May 7, 2013, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2013. Unitholders of record on May 20, 2013 are expected to receive a distribution amounting to $11.6 million or $0.631901 per Trust unit, which is payable on or before May 30, 2013. This distribution is expected to consist of net cash proceeds of $11.9 million paid by Whiting to the Trust, less a provision of $300,000 for estimated Trust expenses and $9,646 for Montana state income tax withholdings. There were no commodity derivative settlements in the first quarterly payment period in 2013.

8.	PRO FORMA FINANCIAL STATEMENT

The following unaudited pro forma statement of distributable income assumes that the conveyance of the term NPI occurred on December 5, 2011, the Trust’s formation date, reflecting only pro forma adjustments that are (i) directly attributable to the transaction, (ii) expected to have a continuing impact on the combined results, and (iii) factually supportable. This unaudited pro forma financial statement is for informational purposes only and does not purport to present the results that would have actually occurred had the NPI conveyance been completed on the assumed date or for the period presented or which may be realized in the future.

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

WHITING USA TRUST II

Pro Forma Statement of Distributable Income

(In thousands, except distributable income per unit data)

Three Months Ended March 31, 2012
Historical Results
Distributable income, as reported	$-
Pro Forma Adjustments
Income from net profits interest	16,640 (a)
Less:
Trust general and administrative expenses	(94)(b)
State income tax withholding	(21)(c)

Distributable income	$16,525

Distributable income per unit	$0.898109

(a)

The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statement of distributable income assumes (i) that the conveyance of the term NPI occurred on December 5, 2011 (the inception date of the Trust), and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. Because quarterly cash distributions to the Trust will be made by Whiting no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly NPI distribution to the Trust during 2012 would have occurred by February 29, 2012 (covering net cash proceeds received by Whiting for oil sales from October 1, 2011 through December 31, 2011 and gas sales from September 1, 2011 through November 30, 2011).

(b)

The Trust is obligated to pay a quarterly administrative fee to Whiting of $50,000 60 days following the end of each quarter and an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears.

(c)

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2012 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation and drilling of oil and natural gas wells;

•	future production and development costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2012 Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2012. The February 2013 distribution is mainly affected, however, by October 2012 through December 2012 oil prices and September 2012 through November 2012 natural gas prices.

	2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20
Natural Gas (per MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41

Although oil prices fell significantly after reaching highs in the third quarter of 2008, they experienced a rebound in 2010, 2011 and the first half of 2012. Natural gas prices have likewise fallen significantly since their peak in the third quarter of 2008 and were particularly low in 2012, but have begun to increase in recent months. The following table highlights the settled monthly average NYMEX prices for natural gas for January 2012 through April 2013:

	2012												2013
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sep.	Oct.	Nov.	Dec.	Jan.	Feb.	Mar.	Apr.
Natural Gas (per MMBtu)	$3.08	$2.68	$2.41	$2.19	$2.03	$2.42	$2.77	$3.01	$2.63	$3.06	$3.47	$3.71	$3.35	$3.23	$3.43	$3.98

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

Trust termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of March 31, 2013 on a cumulative accrual basis, 2.03 MMBOE (19%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 376 MBOE, which is 90% of 417 MBOE, will be distributed to the unitholders in the Trust’s forthcoming May 2013 distribution). The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2012. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs.

Capital Expenditure Activities

The primary goals of the planned capital expenditures relative to the underlying properties are to convert proved undeveloped reserves and developed non-producing properties to producing properties and to make the capital expenditures with a goal of mitigating a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2012 reserve report of $26.3 million estimated to be spent over 9 years. No assurance can be given, however, that any such expenditures will result in the production of commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. With respect to fields for which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.”

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

The following table presents capital expenditures applicable to the underlying properties relative to the February 2013 distribution (in thousands):

Region	2013 Capital Expenditures
Rocky Mountains	$1,256
Permian Basin	1,322
Gulf Coast	46
Mid-Continent	6

Total	$2,630

Results of Trust Operations

Presented below is a summary of the Trust’s income from net profits interest and distributable income for the three months ended March 31, 2013, consisting of the February 2013 distribution received by the Trust. In addition, because the Trust had not engaged in any activities during the three months ended March 31, 2012 other than organizational activities, pro forma income from net profits interest and distributable income for the Trust for the three months ended March 31, 2012 has been presented, so that investors can review comparative results of operations for the Trust for the 2013 and 2012 periods. The Trust’s pro forma results of operations for the three months ended March 31, 2012 have been presented on a modified cash basis of accounting in the table below and in the “Results of the Trust for the Three Months Ended March 31, 2013 Compared to the Pro Forma Results of the Trust for the Three Months Ended March 31, 2012”. This basis of presentation is consistent with the Trust’s financial statements, which have also been prepared on a modified cash basis as described in Note 1 to the Trust’s financial statements included in this Quarterly Report on Form 10-Q.

The pro forma income from net profits interest, distributable income, and related financial data presented below assume (i) that the conveyance of the NPI in the underlying properties occurred on January 1, 2012, and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. The pro forma financial information below has been derived from the unaudited pro forma financial statements, as included in Note 8 to the Trust’s financial statements included in this Quarterly Report on Form 10-Q. The Trust believes that the assumptions used to prepare this pro forma data provide a reasonable basis for presenting the effects directly attributable to these transactions. However, the pro forma amounts set forth in the table below are for informational purposes only and do not purport to present the results that would have actually occurred had the Trust formation and net profits interest conveyance been completed on January 1, 2012 or for the period presented or which may be realized in the future.

Trust Results (Dollars in thousands, except per Bbl, per Mcf and per BOE amounts)
	Three Months Ended March 31, 2013		Pro Forma Three Months Ended March 31, 2012(e)
Sales volumes:
Oil from underlying properties (Bbl) (a)	340,079	(c)	340,988	(f)
Natural gas from underlying properties (Mcf)	596,479	(c)	667,178	(f)

Total production (BOE)	439,492		452,184
Average sales prices:
Oil (per Bbl) (a)	$79.63		$87.58
Natural gas (per Mcf)	$4.67	(d)	$6.15	(d)
Costs (per BOE):
Lease operating expenses	$27.68		$20.68
Production taxes	$3.50		$4.12
Revenues:
Oil sales (a)	$27,081	(c)	$29,864	(f)
Natural gas sales	2,788	(c)	4,102	(f)

Total revenues	29,869		33,966

Costs:
Lease operating expenses	12,165		9,350
Production taxes	1,540		1,862
Development costs	2,630		4,266
Cash settlement (gains) losses on commodity derivatives (b)	-		-

Total costs	16,335		15,478

Net proceeds	13,534		18,488
Net profits percentage	90%		90%

Income from net profits interest	12,181		16,640

Provision for estimated Trust expenses	(200)		(94	)(g)
Montana state income tax withheld	(6)		(21	)(h)

Distributable income	$11,975		$16,525

(a)	Oil includes natural gas liquids.

(b)	As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all hedges terminate as of December 31, 2014.

(c)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2013 (consisting of Whiting’s February 2013 distribution to the Trust) generally represent crude oil production from October 2012 through December 2012 and natural gas production from September 2012 through November 2012.

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

(f)

Pro forma oil and gas sales volumes and related revenues for the three months ended March 31, 2012 (consisting of Whiting’s pro forma February 2012 NPI distribution to the Trust) generally represent crude oil production from October 2011 through December 2011 and natural gas production from September 2011 through November 2011.

(g)

Pro forma provision for estimated Trust expenses assumes a quarterly administrative fee paid to Whiting of $50,000 and a quarterly administrative fee paid to the Trustee of $43,750. Going forward, the Trust’s aggregate general and administrative costs will encompass legal fees, accounting fees, engineering fees, printing costs and other expenses properly chargeable to the Trust, which have been estimated to be approximately $156,250 per quarter. If the estimated general and administrative expenses were included in the unaudited pro forma statement of distributable income, the distributable income would be $16.4 million for the three months ended March 31, 2012. Due to the omission of general and administrative expenses other than the $93,750 administrative fee from the unaudited pro forma statement of distributable income, this pro forma financial statement may not be indicative of the results to be realized going forward.

(h)

Pro forma Montana state income tax withheld assumes that for Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana.

Results of the Trust for the Three Months Ended March 31, 2013 Compared to the Pro Forma Results of the Trust for the Three Months Ended March 31, 2012

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production Whiting has received payment for within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and development costs as follows:

Revenues. Oil and natural gas revenues were $4.1 million (or 12%) lower for the three months ended March 31, 2013 as compared to the same pro forma 2012 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The average sales price realized declined for crude oil by 9% and for natural gas by 24% between periods. Additionally, gas volumes declined by 70,699 Mcf (or 11%) and oil volumes declined by 909 Bbl (or 0.3%) when comparing 2013 actual production to 2012 pro forma production volumes. Based on the December 31, 2012 reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 9.0% from 2013 through the estimated December 31, 2021 Trust termination date. Gas volume decreases during the first quarter of 2013 were primarily related to i) normal field production decline and ii) a well that was shut-in for a portion of the period covered by the February 2013 distribution but which had consistent production again by the end of the distribution period. This gas volume decline was also impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties. These production decreases were partially offset by three newly drilled wells that came online and began generating gas sales proceeds prior to, and during, the production months covered by the February 2013 distribution. Oil production volumes remained relatively consistent between periods primarily due to these three recently drilled wells and four additional workover wells that came online during the period covered by the February 2013 distribution. These positive production effects were offset, however, by normal field production decline and a well that was shut-in during the fourth quarter of 2012 but which was put back on production in April 2013.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $2.8 million (or 30%) during the first three months of 2013 compared to the same pro forma 2012 period primarily due to a $1.7 million increase in ad valorem taxes and a $1.0 million increase in the cost of oilfield goods and services (which includes workover activity) caused by increased demand in the oil and gas industry. These increases resulted in higher LOE of 34% on a per BOE basis, from $20.68 during the pro forma first three months of 2012 to $27.68 for the same period in 2013.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively constant for the first three months of 2013 and pro forma 2012 at 5.2% and 5.5%, respectively. Overall production taxes for the first three months of 2013, however, decreased $0.3 million (or 17%) as compared to the 2012 pro forma amounts, primarily due to lower oil and natural gas sales between periods.

Development Costs. Actual development costs for the three months ended March 31, 2013 were $1.6 million (or 38%) lower as compared to 2012 pro forma development costs for the same period. This decrease was primarily driven by the Parkway field’s capital expenditures declining by $1.7 million between periods as a result of significant drilling projects that were carried out on this field during 2012 and which did not continue into 2013.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the first three months of 2013 was $106,250 higher than this same provision included in the 2012 pro forma results. This increase was mainly due to the Trust’s aggregate general and administrative costs in 2013 encompassing legal fees, accounting fees, engineering fees, printing costs, the annual administrative fee paid to Whiting and the Trustee, and other administrative costs chargeable to the Trust, whereas the 2012 pro forma provision for Trust expenses only included the quarterly administrative fee paid to Whiting of $50,000 and the quarterly administrative fee paid to the Trustee of $43,750.

Distributable Income. For the three months ended March 31, 2013, the Trust’s actual distributable income was $12.0 million and was based on income from net profits interest of $12.2 million, reduced by a provision for estimated Trust expenses of $200,000 and Montana state income tax withholdings of $5,665. This compares to pro forma distributable income for the first three months of 2012 of $16.5 million, which was based on pro forma income from net profits interest of $16.6 million, reduced by $93,750 for pro forma Trust administrative expenses and $20,632 in pro forma Montana state income tax withholdings.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust nor during the the three months ended March 31, 2013. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2013, Whiting incurred $0.3 million of plugging and abandonment charges on the underlying properties that were not passed on to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On May 7, 2013, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2013. Unitholders of record on May 20, 2013 are expected to receive a distribution amounting to $11.6 million or $0.631901 per Trust unit, which is payable on or before May 30, 2013. This distribution is expected to consist of net cash proceeds of $11.9 million paid by Whiting to the Trust, less a provision of $300,000 for estimated Trust expenses and $9,646 for Montana state income tax withholdings. There were no commodity derivative settlements in the first quarterly payment period of 2013.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2013 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2013.

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

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility, which is associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, these contracts also limit the amount of cash available for distribution if prices increase above the fixed ceilings of the hedges. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 893 MBbl of crude oil from April 2013 through December 2014) were also conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 37% of the underlying properties’ oil production from April 2013 through December 2014, based on the estimated production of proved reserves as projected in the Trust’s December 31, 2012 reserve report.

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

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement (gains) losses on all oil commodity derivatives of $8.9 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement (gains) losses would be recognized as contracts expire in future periods through 2014.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties”.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the three months ended March 31, 2013.

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

May 14, 2013

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