Form 10-Q
period 2013-06-30
Whiting USA Trust II
filed 2013-08-13
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

As of August 13, 2013, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2013 distribution” The cash distribution to Trust unitholders of record on August 19, 2013 which is payable on or before August 29, 2013.

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

“May 2012 distribution” The cash distribution to Trust unitholders of record on May 20, 2012 (which resulted in an actual effective record date of May 18, 2012 due to May 20th falling on a non-trading day) that was paid on May 30, 2012.

“May 2013 distribution” The cash distribution to Trust unitholders of record on May 20, 2013 that was paid on May 30, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and short-term investments	$198	$161
Investment in net profits interest, net	157,953	171,355

Total assets	$158,151	$171,516

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$198	$161
Trust corpus (18,400,000 Trust units issued and outstanding at June 30, 2013 and December 31, 2012)	157,953	171,355

Total liabilities and Trust corpus	$158,151	$171,516

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from net profits interest	$11,937	$18,078	$24,117	$18,078
General and administrative expenses	(309)	(331)	(463)	(331)
Cash reserves used (withheld) for current Trust expenses	9	(169)	(37)	(169)
State income tax withholding	(10)	(14)	(15)	(14)

Distributable income	$11,627	$17,564	$23,602	$17,564

Distributable income per unit	$0.631901	$0.954554	$1.282720	$0.954554

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$164,481	$193,688	$171,355	$-
Investment in net profits interest	-	-	-	194,032
Distributable income	11,627	17,564	23,602	17,564
Distributions to unitholders	(11,627)	(17,564)	(23,602)	(17,564)
Amortization of investment in net profits interest	(6,528)	(7,183)	(13,402)	(7,527)

Trust corpus, end of period	$157,953	$186,505	$157,953	$186,505

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of June 30, 2013 on a cumulative accrual basis, 2.40 MMBOE (23%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2012. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 9.46 MMBOE as of December 31, 2012. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2012.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributable to the Trust.

Initial Issuance of Trust Units and Net Profits Interest Conveyance — On March 21, 2012, the registration statement on Form S-1/S-3 (Registration No. 333-178586) filed by Whiting and the Trust in connection with the initial public offering of the Trust’s units was declared effective by the SEC. On March 28, 2012, the Trust issued 18,400,000 Trust units to Whiting in exchange for the conveyance of the term NPI, which is described above, from Whiting Oil and Gas. Immediately thereafter, Whiting completed an initial public offering of units of beneficial interest in the Trust, selling 18,400,000 Trust units to the public at $20.00 per unit.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2013 applicable to the Trust or its financial statements.

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

As of June 30, 2013, accumulated amortization of the investment in net profits interest was $36.1 million.

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

Plugging and Abandonment — During the three and six months ended June 30, 2013, Whiting incurred $0.3 million and $0.6 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distribution made during the three and six months ended June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total overhead charges	$410,442	$506,600	$812,667	$506,600
Overhead charge per month per active operated well	$418	$386	$414	$386

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2013 includes $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2013 includes $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2012 include $43,750 for quarterly administrative fees paid to the Trustee.

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

7.	SUBSEQUENT EVENT

On August 7, 2013, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2013. Unitholders of record on August 19, 2013 are expected to receive a distribution of $0.739362 per Trust unit, which is payable on or before August 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $13.8 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $9,832 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the second quarterly payment period of 2013.

8.	PRO FORMA FINANCIAL STATEMENTS

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

WHITING USA TRUST II

Pro Forma Statement of Distributable Income

(In thousands, except distributable income per unit data)

	Six Months Ended June 30, 2012
Historical Results
Distributable income, as reported	$17,564
Pro Forma Adjustments
Income from net profits interest	18,238	(a)
Less:
Trust general and administrative expenses	(94	)(b)
State income tax withholding	(26	)(c)

Distributable income	$35,682

Distributable income per unit	$1.939217

(a)

The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statement of distributable income assumes (i) that the conveyance of the term NPI occurred on December 5, 2011 (the inception date of the Trust), and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. Because quarterly cash distributions to the Trust will be made by Whiting no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly NPI distribution to the Trust during 2012 would have occurred by February 29, 2012 (covering net cash proceeds received by Whiting for oil sales from October 1, 2011 through December 31, 2011 and gas sales from September 1, 2011 through November 30, 2011) and the second complete quarterly NPI distribution would have occurred by May 30, 2012 (covering net cash proceeds received by Whiting for oil sales from January 1, 2012 through March 31, 2012 and gas sales from December 1, 2011 through February 29, 2012). Since the Trust’s historical income from net profits interest already represented cash proceeds received by Whiting for oil sales from January 1, 2012 through March 31, 2012 and gas sales for January and February 2012, this amount also includes an adjustment to the Trust’s historical results for the May 30, 2012 distribution in order to include net proceeds attributable to natural gas sales for December of 2011.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2013. The May 2013 distribution in the second quarter of 2013 was mainly affected, however, by January 2013 through March 2013 oil prices and December 2012 through February 2013 natural gas prices.

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude Oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23
Natural Gas (per MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10

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

Trust termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of June 30, 2013 on a cumulative accrual basis, 2.40 MMBOE (23%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 372 MBOE, which is 90% of 413 MBOE, will be distributed to the unitholders in the Trust’s forthcoming August 2013 distribution). The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2012. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs.

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

During each twelve-month period beginning on the later to occur of (1) December 31, 2017 and (2) the time when 8.24 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 7.41 MMBOE attributable to the 90% NPI) (in either case, the “capital expenditure limitation date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the capital expenditure limitation date, divided by (y) three. Commencing on the capital expenditure limitation date, and each anniversary of the capital expenditure limitation date thereafter, the average annual capital expenditure amount will be increased by 2.5% to account for expected increased costs due to inflation.

The following table presents capital expenditures applicable to the underlying properties relative to the February 2013 distribution and the May 2013 distribution (in thousands):

Region	2013 Capital Expenditures
Permian Basin	$3,120
Rocky Mountains	2,886
Gulf Coast	45
Mid-Continent	6

Total	$6,057

Results of Trust Operations

Results of the Trust for the Six Months Ended June 30, 2013 Compared to the Pro Forma Results of the Trust for the Six Months Ended June 30, 2012

Presented below is a summary of the Trust’s income from net profits interest and distributable income for the six months ended June 30, 2013, consisting of the February 2013 distribution and May 2013 distribution received by the Trust. In addition, because the Trust had not engaged in any activities during the three months ended March 31, 2012 other than organizational activities, pro forma income from net profits interest and distributable income for the Trust for the six months ended June 30, 2012 has been presented, so that investors can review comparative results of operations for the Trust for the 2013 and 2012 periods. The Trust’s pro forma results of operations for the six months ended June 30, 2012 have been presented on a modified cash basis of accounting in the table below. This basis of presentation is consistent with the Trust’s financial statements, which have also been prepared on a modified cash basis as described in Note 1 to the Trust’s financial statements included in this Quarterly Report on Form 10-Q.

The pro forma income from net profits interest, distributable income, and related financial data presented below assume (i) that the conveyance of the NPI in the underlying properties occurred on December 5, 2011, and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. The pro forma financial information below has been derived from the unaudited pro forma financial statements, as included in Note 8 to the Trust’s financial statements included in this Quarterly Report on Form 10-Q. The Trust believes that the assumptions used to prepare this pro forma data provide a reasonable basis for presenting the effects directly attributable to these transactions. However, the pro forma amounts set forth in the table below are for informational purposes only and do not purport to present the results that would have actually occurred had the Trust formation and net profits interest conveyance been completed on December 5, 2011 or for the period presented or which may be realized in the future.

Trust Results (Dollars in thousands, except per Bbl, per Mcf and per BOE amounts)
	Six Months Ended June 30, 2013		Pro Forma Six Months Ended June 30, 2012(e)
Sales volumes:
Oil from underlying properties (Bbl) (a)	657,290	(c)	649,604	(f)
Natural gas from underlying properties (Mcf)	1,197,418	(c)	1,343,438	(f)

Total production (BOE)	856,860		873,510
Average sales prices:
Oil (per Bbl) (a)	$79.52		$90.42
Natural gas (per Mcf)	$4.63	(d)	$5.76	(d)
Costs (per BOE):
Lease operating expenses	$25.66		$20.89
Production taxes	$3.47		$4.24
Revenues:
Oil sales (a)	$52,269	(c)	$58,739	(f)
Natural gas sales	5,547	(c)	7,734	(f)

Total revenues	57,816		66,473

Costs:
Lease operating expenses	21,987		18,246
Production taxes	2,975		3,703
Development costs	6,057		4,173
Realized (gains) losses on hedging settlements (b)	-		-

Total costs	31,019		26,122

Net proceeds	26,797		40,351
Net profits percentage	90%		90%

Income from net profits interest	24,117		36,316

Provision for estimated Trust expenses	(500)		(594	) (g)
Montana state income tax withheld	(15)		(40	) (h)

Distributable income	$23,602		$35,682

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminate as of December 31, 2014, at which time there will be no further cash settlement gains or losses on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2013 (consisting of Whiting’s February 2013 distribution and May 2013 distribution to the Trust) generally represent crude oil production from October 2012 through March 2013 and natural gas production from September 2012 through February 2013.

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

(f)

Pro forma oil and gas sales volumes and related revenues for the six months ended June 30, 2012 (consisting of Whiting’s pro forma February 2012 distribution and May 2012 distribution to the Trust) generally represent crude oil production from October 2011 through March 2012 and natural gas production from September 2011 through February 2012.

(g)

Pro forma provision for estimated Trust expenses assumes a quarterly administrative fee paid to Whiting of $50,000 and a quarterly administrative fee paid to the Trustee of $43,750. For the six months ended June 30, 2012, expenses from the May 2012 distribution were $500,000 and the pro forma provision for estimated Trust expenses for quarterly administrative fees paid to Whiting and the Trustee were assumed to be $50,000 and $43,750, respectively.

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

Revenues. Oil and natural gas revenues were $8.7 million (or 13%) lower for the six months ended June 30, 2013 as compared to the same pro forma 2012 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower sales prices realized for oil and natural gas and lower natural gas production volumes during 2013 as compared to 2012. The average sales price realized declined for crude oil by 12% and for natural gas by 20% between periods. Gas volumes declined by 146,020 Mcf (or 11%) when comparing 2013 actual production to 2012 pro forma production volumes. Based on the December 31, 2012 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 9% from 2013 through the estimated December 31, 2021 Trust termination date. Gas volume decreases during the first half of 2013 were primarily related to i) normal field production decline, and ii) differences in timing associated with revenues distributed and received from non-operated properties. Additionally, there was a well that was shut-in for a portion of the period covered by the February 2013 distribution but which had consistent production again by the end of that distribution period. These factors that together decreased oil and gas revenues when comparing the six months ended June 30, 2013 to the same pro forma 2012 period, were partially offset by the increase in oil production of 7,686 Bbl (or 1%) between periods. Oil production volumes increased slightly between periods primarily due to differences in timing associated with revenues distributed and received from non-operated properties.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $3.7 million (or 21%) during the first six months of 2013 compared to the same pro forma 2012 period primarily due to $1.7 million in higher ad valorem taxes and $1.8 million in higher oilfield goods and services costs (which includes workover activity) caused by increased demand in the oil and gas industry. These increases in LOE coupled with the decrease in overall production volumes between periods resulted in higher LOE of 23% on a per BOE basis, from $20.89 during the pro forma first six months of 2012 to $25.66 for the same period in 2013.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the first six months of 2013 and pro forma 2012 at 5.1% and 5.6%, respectively. Overall production taxes for the first six months of 2013, however, decreased $0.7 million (or 20%) as compared to the 2012 pro forma amounts, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs. Development costs for the six months ended June 30, 2013 were $1.9 million (or 45%) higher as compared to 2012 pro forma development costs for the same period. This increase was primarily driven by $1.3 million in capital expenditures incurred at the Sandtank Bone Spring field in connection with a new drilling project in this area. Also contributing to higher development costs between periods was an increase in capital expenditures at the Rangely Weber field of $0.8 million related to new drilling and facility expansions being carried out at this project.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the first six months of 2013 was $93,750 lower than this same provision included in the 2012 pro forma results. This decrease was mainly due to the fact that the Trust’s aggregate general and administrative costs in 2012 encompassed higher than normal legal fees and other administrative costs chargeable to the Trust due to initial start-up fees, whereas the 2013 provision for Trust expenses only included on-going legal fees, accounting fees, engineering fees and printing costs. Additionally, the cash reserves withheld for future Trust expenses decreased from $169,487 for the pro forma period ended June 30, 2012 to $37,239 for the six months ended June 30, 2013.

Distributable Income. For the six months ended June 30, 2013, the Trust’s actual distributable income was $23.6 million and was based on income from net profits interest of $24.1 million, reduced by a provision for estimated Trust expenses of $500,000 and Montana state income tax withholdings of $15,311. This compares to pro forma distributable income for the first six months of 2012 of $35.7 million, which was based on pro forma income from net profits interest of $36.3 million, reduced by $593,750 for pro forma Trust administrative expenses and $40,628 in pro forma Montana state income tax withholdings.

Results of the Trust for the Three Months Ended June 30, 2013 Compared to the Results of the Trust for the Three Months Ended June 30, 2012

The following is a summary of income from the net profits interest received by the Trust for the three months ended June 30, 2013 and 2012, consisting of the May 2013 distribution and the May 2012 distribution for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended June 30,
	2013		2012
Sales volumes:
Oil from underlying properties (Bbl) (a)	317,211	(c)	301,325	(e)
Natural gas from underlying properties (Mcf)	600,939	(c)	456,862	(e)

Total production (BOE)	417,368		377,469
Average sales prices:
Oil (per Bbl) (a)	$79.40		$93.00
Natural gas (per Mcf)	$4.59	(d)	$5.29	(d)
Costs (per BOE):
Lease operating expenses	$23.53		$19.26
Production taxes	$3.44		$4.31
Revenues:
Oil sales (a)	$25,187	(c)	$28,023	(e)
Natural gas sales	2,760	(c)	2,418	(e)

Total revenues	27,947		30,441

Costs:
Lease operating expenses	9,823		7,269
Production taxes	1,434		1,628
Development costs	3,427		1,457
Realized (gains) losses on hedging settlements (b)	-		-

Total costs	14,684		10,354

Net proceeds	13,263		20,087
Net profits percentage	90%		90%

Income from net profits interest	11,937		18,078

Provision for estimated Trust expenses	(300)		(500)
Montana state income tax withheld	(10)		(14)

Distributable income	$11,627		$17,564

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminate as of December 31, 2014, at which time there will be no further cash settlement gains or losses on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2013 (consisting of Whiting’s May 2013 distribution to the Trust) generally represent crude oil production from January 2013 through March 2013 and natural gas production from December 2012 through February 2013.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2012 (consisting of the May 2012 distribution) generally represent crude oil production from January 2012 through March 2012 and natural gas production from January 2012 through February 2012.

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

Revenues. Oil and natural gas revenues were $2.5 million (or 8%) lower for the three months ended June 30, 2013 as compared to the same 2012 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The average sales price realized declined for crude oil by 15% and for natural gas by 13% between periods. However, gas production volumes increased by 144,077 Mcf (or 32%) and oil volumes increased by 15,886 Bbl (or 5%) when comparing the second quarter of 2013 to the same period in 2012. Gas volume increases during the second quarter of 2013 were primarily related to i) the May 2012 distribution excluding December 2011 gas production because the effective date of the Trust was January 1, 2012, and ii) differences in timing associated with revenues distributed and received from non-operated properties. Additionally, there was one newly drilled well and one shut-in well that came online and began generating gas sales proceeds during the production months covered by the May 2013 distribution. As for oil production, crude oil volumes increased between periods primarily due to one recently drilled well and one additional workover well that came online during the period covered by the May 2013 distribution. This oil volume increase was also positively impacted between reporting periods by differences in timing associated with revenues distributed and received from non-operated properties. These positive production effects were largely offset, however, by normal field production decline and a shut-in well, which was off-line during the first quarter of 2013 and during portions of the second quarter of 2013. This well is expected to return to normal production during the third quarter of 2013.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $2.6 million (or 35%) during the second quarter of 2013 compared to the same 2012 period primarily due to a $2.4 million increase in the cost of oilfield goods and services (which includes workover activity) caused by increased demand in the oil and gas industry. These increases also resulted in higher LOE of 22% on a per BOE basis, from $19.26 during the second quarter of 2012 to $23.53 for the same period in 2013.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended June 30, 2013 and 2012 at 5.1% and 5.3%, respectively. Overall production taxes for the second quarter of 2013, however, decreased $0.2 million (or 12%) as compared to the same period in 2012, primarily due to lower oil sales revenue between periods.

Development Costs. Development costs for the three months ended June 30, 2013 were $2.0 million (or 135%) higher as compared to 2012 development costs for the same period. This increase was primarily driven by $1.3 million in capital expenditures incurred at the Sandtank Bone Spring field in connection with a new drilling project in this area. Also contributing to higher development costs between periods was an increase in capital expenditures at the Rangely Weber field of $0.7 million related to new drilling and facility expansions being carried out at this project.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the second quarter of 2013 was $200,000 lower than this same provision included in the 2012 results. This decrease was mainly due to the fact that cash reserves for future Trust expenses declined from a withholding of $169,487 for the second quarter of 2012 to no withholding, but rather cash reserves used of $9,271, for the same period in 2013.

Distributable Income. For the three months ended June 30, 2013, the Trust’s actual distributable income was $11.6 million and was based on income from net profits interest of $11.9 million, reduced by a provision for estimated Trust expenses of $300,000 and Montana state income tax withholdings of $9,646. This compares to distributable income for the three months ended June 30, 2012 of $17.6 million, which was based on income from net profits interest of $18.1 million, reduced by $500,000 for Trust administrative expenses and $14,398 in Montana state income tax withholdings.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the six month periods ended June 30, 2013 and 2012. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and six months ended June 30, 2013, Whiting incurred $0.3 million and $0.6 million, respectively, of plugging and abandonment charges on the underlying properties that were not passed on to the unitholders of the Trust.

In June 2012, Whiting established a letter of credit in the amount of $1.0 million in favor of the Trustee to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Future Trust Distributions to Unitholders

On August 7, 2013, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2013. Unitholders of record on August 19, 2013 are expected to receive a distribution of $0.739362 per Trust unit, which is payable on or before August 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $13.8 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $9,832 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the second quarterly payment period of 2013.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2013 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2013.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 757 MBbl of crude oil from July 2013 through December 2014) were also conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 37% of the underlying properties’ oil production from July 2013 through December 2014, based on the estimated production of proved reserves as projected in the Trust’s December 31, 2012 reserve report.

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

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the estimated future cash settlement (gains) losses on all oil commodity derivatives of $7.6 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement (gains) losses would be recognized as contracts expire in future periods through 2014.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the six months ended June 30, 2013.

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

August 13, 2013

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