Form 10-Q
period 2013-09-30
Whiting USA Trust II
filed 2013-11-13
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

Yes ☐ No ☑

As of November 13, 2013, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2012 distribution” The cash distribution to Trust unitholders of record on August 20, 2012 that was paid on August 28, 2012.

“August 2013 distribution” The cash distribution to Trust unitholders of record on August 19, 2013 that was paid on August 29, 2013.

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

“November 2013 distribution” The cash distribution to Trust unitholders of record on November 19, 2013 which is payable on or before November 29, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and short-term investments	$217	$161
Investment in net profits interest, net	151,487	171,355

Total assets	$151,704	$171,516

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$217	$161
Trust corpus (18,400,000 Trust units issued and outstanding at September 30, 2013 and December 31, 2012)	151,487	171,355

Total liabilities and Trust corpus	$151,704	$171,516

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from net profits interest	$13,814	$16,594	$37,931	$34,672
General and administrative expenses	(181)	(240)	(644)	(570)
Cash reserves used (withheld) for current Trust expenses	(19)	115	(56)	(55)
State income tax withholding	(10)	(13)	(25)	(28)

Distributable income	$13,604	$16,456	$37,206	$34,019

Distributable income per unit	$0.739362	$0.894326	$2.022081	$1.848880

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$157,953	$186,505	$171,355	$-
Investment in net profits interest	-	-	-	194,032
Distributable income	13,604	16,456	37,206	34,019
Distributions to unitholders	(13,604)	(16,456)	(37,206)	(34,019)
Amortization of investment in net profits interest	(6,466)	(7,615)	(19,868)	(15,142)

Trust corpus, end of period	$151,487	$178,890	$151,487	$178,890

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of September 30, 2013 on a cumulative accrual basis, 2.8 MMBOE (26%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2012. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 9.46 MMBOE as of December 31, 2012. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2012.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2013 applicable to the Trust or its financial statements.

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

As of September 30, 2013, accumulated amortization of the investment in net profits interest was $42.5 million.

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

Plugging and Abandonment — During the three and nine months ended September 30, 2013, Whiting incurred $0.5 million and $1.2 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distribution made during the three and nine months ended September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total overhead charges	$423,434	$398,531	$1,236,100	$905,132
Overhead charge per month per active operated well	$432	$405	$420	$394

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $0 and $50,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 include $43,750 and $131,250, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2012 include $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee.

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

On November 7, 2013, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2013. Unitholders of record on November 19, 2013 are expected to receive a distribution of $0.888253 per Trust unit, which is payable on or before November 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $16.6 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $10,079 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the third quarterly payment period of 2013.

8.	PRO FORMA FINANCIAL STATEMENTS

The following unaudited pro forma statement of distributable income assumes that the conveyance of the term NPI occurred on December 5, 2011, the Trust’s formation date, reflecting only pro forma adjustments that are (i) directly attributable to the transaction, (ii) expected to have a continuing impact on the combined results, and (iii) factually supportable. This unaudited pro forma financial statement is for informational purposes only and does not purport to present the results that would have actually occurred had the NPI conveyance been completed on the assumed date or which may be realized in the future.

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

WHITING USA TRUST II

Pro Forma Statement of Distributable Income

(In thousands, except distributable income per unit data)

Nine Months Ended September 30, 2012
Historical Results
Distributable income, as reported	$34,019
Pro Forma Adjustments
Income from net profits interest	17,948(a)
Less:
Trust general and administrative expenses	(94)(b)
State income tax withholding	(26)(c)

Distributable income	$51,847

Distributable income per unit	$2.817786

(a)

The Trust uses the modified cash basis of accounting, and revenues are therefore recorded when received. The pro forma statement of distributable income assumes (i) that the conveyance of the term NPI occurred on December 5, 2011 (the inception date of the Trust), and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. Because quarterly cash distributions to the Trust will be made by Whiting no later than 60 days following the end of each quarter, this adjustment assumes that the first quarterly NPI distribution to the Trust during 2012 would have occurred by February 29, 2012 (covering net cash proceeds received by Whiting for oil sales from October 1, 2011 through December 31, 2011 and gas sales from September 1, 2011 through November 30, 2011) and the second complete quarterly NPI distribution would have occurred by May 30, 2012 (covering net cash proceeds received by Whiting for oil sales from January 1, 2012 through March 31, 2012 and gas sales from December 1, 2011 through February 29, 2012). Since the Trust’s historical distributable income already represented cash proceeds received by Whiting for oil sales from January 1, 2012 through June 30, 2012 and gas sales for January 1, 2012 through May 31, 2012, this amount includes adjustments to the Trust’s historical results in order to include net proceeds attributable to crude oil sales from October 1, 2011 through December 31, 2011 and natural gas sales from September 1, 2011 through December 31, 2011.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2013. The August 2013 distribution in the third quarter of 2013 was mainly affected, however, by April 2013 through June 2013 oil prices and March 2013 through May 2013 natural gas prices.

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude Oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82
Natural Gas (per MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58

Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). Alternatively, higher oil and natural gas prices may potentially result in the following: (i) an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, and (ii) cash settlement losses on commodity derivatives.

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of September 30, 2013 on a cumulative accrual basis, 2.8 MMBOE (26%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 382 MBOE, which is 90% of 425 MBOE, will be distributed to the unitholders in the Trust’s forthcoming November 2013 distribution). The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2012. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs.

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2013 distribution, the May 2013 distribution and the August 2013 distribution (in thousands):

Region	2013 Capital Expenditures
Rocky Mountains	$4,254
Permian Basin	3,663
Gulf Coast	53
Mid-Continent	6

Total	$7,976

Results of Trust Operations

Results of the Trust for the Nine Months Ended September 30, 2013 Compared to the Pro Forma Results of the Trust for the Nine Months Ended September 30, 2012

Presented below is a summary of the Trust’s income from net profits interest and distributable income for the nine months ended September 30, 2013, consisting of the February 2013 distribution, the May 2013 distribution and the August 2013 distribution received by the Trust. In addition, because the Trust had not engaged in any activities during the three months ended March 31, 2012 other than organizational activities, pro forma income from net profits interest and distributable income for the Trust for the nine months ended September 30, 2012 has been presented, so that investors can review comparative results of operations for the Trust for the 2013 and 2012 periods. The Trust’s pro forma results of operations for the nine months ended September 30, 2012 have been presented on a modified cash basis of accounting in the table below. This basis of presentation is consistent with the Trust’s financial statements, which have also been prepared on a modified cash basis as described in Note 1 to the Trust’s financial statements included in this Quarterly Report on Form 10-Q.

The pro forma income from net profits interest, distributable income, and related financial data presented below assume (i) that the conveyance of the NPI in the underlying properties occurred on December 5, 2011, and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. The pro forma financial information below has been derived from the unaudited pro forma financial statement, as included in Note 8 to the Trust’s financial statements included in this Quarterly Report on Form 10-Q. The Trust believes that the assumptions used to prepare this pro forma data provide a reasonable basis for presenting the effects directly attributable to these transactions. However, the pro forma amounts set forth in the table below are for informational purposes only and do not purport to present the results that would have actually occurred had the Trust formation and net profits interest conveyance been completed on December 5, 2011 as indicated above, nor are they indicative of future results of operations.

Trust Results (Dollars in thousands, except per Bbl, per Mcf and per BOE amounts)
	Nine Months Ended September 30, 2013	Pro Forma Nine Months Ended September 30, 2012(e)
Sales volumes:
Oil from underlying properties (Bbl) (a)	971,634 (c)	1,006,245 (f)
Natural gas from underlying properties (Mcf)	1,791,713 (c)	1,999,248 (f)

Total production (BOE)	1,270,253	1,339,453
Average sales prices:
Oil (per Bbl) (a)	$81.36	$88.17
Natural gas (per Mcf)	$4.72 (d)	$5.34 (d)
Costs (per BOE):
Lease operating expenses	$25.90	$22.41
Production taxes	$3.53	$4.03
Revenues:
Oil sales (a)	$79,049 (c)	$88,719 (f)
Natural gas sales	8,454 (c)	10,669 (f)

Total revenues	87,503	99,388

Costs:
Lease operating expenses	32,897	30,022
Production taxes	4,484	5,400
Development costs	7,976	5,499
Realized (gains) losses on hedging settlements (b)	-	-

Total costs	45,357	40,921

Net proceeds	42,146	58,467
Net profits percentage	90%	90%

Income from net profits interest	37,931	52,620

Provision for estimated Trust expenses	(700)	(719) (g)
Montana state income tax withheld	(25)	(54) (h)

Distributable income	$37,206	$51,847

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminate as of December 31, 2014. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlement gains or losses on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2013 (consisting of Whiting’s February 2013 distribution, May 2013 distribution and August 2013 distribution to the Trust) generally represent crude oil production from October 2012 through June 2013 and natural gas production from September 2012 through May 2013.

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

(f)

Pro forma oil and gas sales volumes and related revenues for the nine months ended September 30, 2012 (consisting of Whiting’s pro forma February 2012 distribution, May 2012 distribution and August 2012 distribution to the Trust) generally represent crude oil production from October 2011 through June 2012 and natural gas production from September 2011 through May 2012.

(g)

For the nine months ended September 30, 2012, actual expenses from the May 2012 distribution and August 2012 distribution were $625,000 and the pro forma provision for estimated Trust expenses for the pro forma February 2012 distribution were assumed to be $50,000 and $43,750, respectively.

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

Revenues. Oil and natural gas revenues were $11.9 million (or 12%) lower for the nine months ended September 30, 2013 as compared to the same pro forma 2012 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower sales prices realized for oil and natural gas and lower oil and natural gas production volumes during 2013 as compared to the 2012 pro forma period. The average sales price realized declined for crude oil by 8% and for natural gas by 12% between periods. Additionally, oil volumes declined by 34,611 Bbl (or 3%) and gas volumes declined by 207,535 Mcf (or 10%) when comparing 2013 actual production to 2012 pro forma production volumes. Based on the December 31, 2012 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 9% from 2013 through the estimated December 31, 2021 Trust termination date. Oil sales volumes decreased period over period primarily due to normal field production decline and a shut-in well, which was off-line during the first quarter of 2013 and during portions of the second quarter of 2013. This well returned to normal production during the third quarter of 2013. These oil volume decreases were partially offset, however, by one newly drilled oil well and three additional workover wells that came online during the last twelve months. Gas sales volume decreases were primarily related to i) normal field production decline, and ii) differences in timing associated with revenues distributed and received from non-operated properties. Additionally, there were two gas wells that were shut-in for a portion of the nine month period ended September 30, 2013, but one of these shut-in wells had consistent production again from July 2013 going forward.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $2.9 million (or 10%) during the first nine months of 2013 compared to the same pro forma 2012 period primarily due to a $1.8 million increase in ad valorem taxes and a $0.7 million increase in the cost of oilfield goods and services (which includes workover activity) caused by increased demand in the oil and gas industry. These increases in LOE coupled with the decrease in overall production volumes between periods resulted in higher LOE of 16% on a per BOE basis, from $22.41 during the pro forma first nine months of 2012 to $25.90 for the same period in 2013.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the first nine months of 2013 and pro forma 2012 at 5.1% and 5.4%, respectively. Overall production taxes for the first nine months of 2013, however, decreased $0.9 million (or 17%) as compared to the 2012 pro forma amounts, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs. Development costs for the nine months ended September 30, 2013 were $2.5 million (or 45%) higher as compared to 2012 pro forma development costs for the same period. This increase was primarily due to $1.5 million in capital expenditures incurred at the Rangely Weber field in connection with new drilling and facility expansions being carried out at this project. Also contributing to higher development costs between periods was an increase in capital expenditures at the Sandtank Bone Spring field of $0.9 million related to a new drilling project in this area.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses for the first nine months of 2013 remained relatively consistent with this same provision included in the 2012 pro forma results.

Distributable Income. For the nine months ended September 30, 2013, the Trust’s actual distributable income was $37.2 million and was based on income from net profits interest of $37.9 million, reduced by a provision for estimated Trust expenses of $700,000 and Montana state income tax withholdings of $25,143. This compares to pro forma distributable income for the first nine months of 2012 of $51.8 million, which was based on pro forma income from net profits interest of $52.6 million, reduced by $718,750 for pro forma Trust administrative expenses and $54,072 in pro forma Montana state income tax withholdings.

Results of the Trust for the Three Months Ended September 30, 2013 Compared to the Results of the Trust for the Three Months Ended September 30, 2012

The following is a summary of income from the net profits interest received by the Trust for the three months ended September 30, 2013 and 2012, consisting of the August 2013 distribution and the August 2012 distribution for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended September 30,
	2013	2012
Sales volumes:
Oil from underlying properties (Bbl) (a)	314,344(c)	356,599(e)
Natural gas from underlying properties (Mcf)	594,295(c)	655,398(e)

Total production (BOE)	413,393	465,832
Average sales prices:
Oil (per Bbl) (a)	$85.19	$84.06
Natural gas (per Mcf)	$4.89(d)	$4.48(d)
Costs (per BOE):
Lease operating expenses	$26.39	$24.57
Production taxes	$3.65	$3.66
Revenues:
Oil sales (a)	$26,780(c)	$29,976(e)
Natural gas sales	2,907(c)	2,936(e)

Total revenues	29,687	32,912

Costs:
Lease operating expenses	10,910	11,447
Production taxes	1,509	1,706
Development costs	1,919	1,321
Realized (gains) losses on hedging settlements (b)	-	-

Total costs	14,338	14,474

Net proceeds	15,349	18,438
Net profits percentage	90%	90%

Income from net profits interest	13,814	16,594

Provision for estimated Trust expenses	(200)	(125)
Montana state income tax withheld	(10)	(13)

Distributable income	$13,604	$16,456

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminate as of December 31, 2014. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlement gains or losses on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2013 (consisting of Whiting’s August 2013 distribution to the Trust) generally represent crude oil production from April 2013 through June 2013 and natural gas production from March 2013 through May 2013.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2012 (consisting of the August 2012 distribution) generally represent crude oil production from April 2012 through June 2012 and natural gas production from March 2012 through May 2012.

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

Revenues. Oil and natural gas revenues were $3.2 million (or 10%) lower for the three months ended September 30, 2013 as compared to the same 2012 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The average sales price realized increased for crude oil by 1% and for natural gas by 9% between periods. The decrease in revenue between periods, however, was due to lower oil and natural gas production in the third quarter of 2013 compared to the third quarter of 2012. Oil volumes decreased by 42,255 Bbl (or 12%) and gas production volumes decreased by 61,103 Mcf (or 9%) when comparing the third quarter of 2013 to the same period in 2012. Based on the December 31, 2012 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 9% from 2013 through the estimated December 31, 2021 Trust termination date. Crude oil volume decreases during the third quarter of 2013 were primarily related to i) differences in timing associated with revenues distributed and received from non-operated properties, ii) normal field production decline, and iii) one well that was shut-in for a portion of the 2013 period. These oil volume decreases were partially offset, however, by one workover well that came online during the last twelve months. As for gas production, gas sales volumes decreased between periods primarily due to i) normal field production decline and ii) differences in timing associated with revenues distributed and received from non-operated properties. Additionally, there was one well that was temporarily abandoned for the period covered by the August 2013 distribution. This well will most likely not return to production during 2013. These gas volume decreases were partially offset by one newly drilled gas well in New Mexico and production increases generated by four gas wells in Texas and one well in New Mexico.

Lease Operating Expenses. Lease operating expenses (“LOE”) decreased $0.5 million (or 5%) during the third quarter of 2013 compared to the same 2012 period primarily due to a $0.9 million decrease in workover activity. LOE on a per BOE basis, however, increased 7% from $24.57 during the third quarter of 2012 to $26.39 for the same period in 2013. This higher LOE rate was mainly due to overall production declining at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended September 30, 2013 and 2012 at 5.1% and 5.2%, respectively. Overall production taxes for the third quarter of 2013, however, decreased $0.2 million (or 12%) as compared to the same period in 2012, primarily due to lower oil sales revenue between periods.

Development Costs. Development costs for the three months ended September 30, 2013 were $0.6 million (or 45%) higher as compared to 2012 development costs for the same period. This increase was primarily driven by $0.6 million in capital expenditures incurred at the Rangely Weber field related to new drilling and facility expansions being carried out at this project.

Provision for Estimated Trust Expenses. The provision for estimated Trust expenses in the second quarter of 2013 was $75,000 higher than this same provision included in the 2012 results. This increase was mainly due to the fact that cash reserves used declined from $114,504 for the third quarter of 2012 to no amount used, but rather cash reserves withheld for future Trust expenses of $18,857, for the same period in 2013. This higher cash reserve was partially offset by decreasing general and administrative costs.

Distributable Income. For the three months ended September 30, 2013, the Trust’s actual distributable income was $13.6 million and was based on income from net profits interest of $13.8 million, reduced by a provision for estimated Trust expenses of $200,000 and Montana state income tax withholdings of $9,832. This compares to distributable income for the three months ended September 30, 2012 of $16.5 million and was based on income from net profits interest of $16.6 million, reduced by a provision for estimated Trust expenses of $125,000 and $13,444 in Montana state income tax withholdings.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the nine month periods ended September 30, 2013 and 2012. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and nine months ended September 30, 2013, Whiting incurred $0.5 million and $1.2 million, respectively, of plugging and abandonment charges on the underlying properties that were not passed on to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On November 7, 2013, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2013. Unitholders of record on November 19, 2013 are expected to receive a distribution of $0.888253 per Trust unit, which is payable on or before November 29, 2013. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $16.6 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $10,079 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the third quarterly payment period of 2013.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2013 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2013.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 623 MBbl of crude oil from October 2013 through December 2014) were also conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 37% of the underlying properties’ oil production from October 2013 through December 2014, based on the estimated production of proved reserves as projected in the Trust’s December 31, 2012 reserve report.

	Crude Oil Collars
	Volumes (Bbl)	Price (per Bbl) Floor / Ceiling
Three months ending December 31, 2013	130,200	$80.00/$122.50
Three months ending March 31, 2014	127,500	$80.00/$122.50
Three months ending June 30, 2014	124,500	$80.00/$122.50
Three months ending September 30, 2014	121,800	$80.00/$122.50
Three months ending December 31, 2014	119,100	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the estimated future cash settlement (gains) losses on all oil commodity derivatives of $6.2 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement (gains) losses would be recognized as contracts expire in future periods through 2014.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the nine months ended September 30, 2013.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITING USA TRUST II

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

November 13, 2013

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