Form 10-K
period 2013-12-31
Whiting USA Trust II
filed 2014-03-13
CIK 1537058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                 to

Commission File Number 001-35459

WHITING USA TRUST II

(Exact name of registrant as specified in its charter)

Delaware	38-7012326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee	78701 (Zip Code)
Global Corporate Trust 919 Congress Avenue Austin, Texas
(Address of principal executive offices)

Registrant’s telephone number, including area code: (512) 236-6545

Securities registered pursuant to Section 12(b) of the Act:

Units of Beneficial Interest	New York Stock Exchange
Title of Each Class	Name of Each Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes              No     ✓    .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes              No     ✓    .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ✓	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes              No     ✓

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non-affiliates at the closing sales price on June 30, 2013 of $12.88 was $236,992,000.

As of March 13, 2014, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“February 2014 distribution” The cash distribution to Trust unitholders of record on February 19, 2014 that was paid on March 3, 2014.

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

“MBOE” One thousand BOE.

“MBOE/d” One MBOE per day.

“Mcf” One thousand standard cubic feet, used in reference to natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet, used in reference to natural gas.

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

“November 2012 distribution” The cash distribution to Trust unitholders of record on November 19, 2012 that was paid on November 29, 2012.

“November 2013 distribution” The cash distribution to Trust unitholders of record on November 19, 2013 that was paid on November 29, 2013.

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

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and the obligation to share in all costs of exploration, development and operations and all risks in connection therewith.

“workover” Operations on a producing well to restore or increase production.

P A R T    I

Item 1.    Business

General

Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as trustor, The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011. The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is 512-236-6545.

The Trust makes copies of its reports under the Exchange Act available at http://whitingwhz.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Rocky Mountains, Permian Basin, Gulf Coast and Mid-Continent regions. The underlying properties include interests in 1,308 gross (388.5 net) producing oil and gas wells. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012.

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions and the market price of Trust units will have declined to zero.

As of December 31, 2013, on a cumulative accrual basis 3.18 MMBOE (30%) of the Trust’s total 10.61 MMBOE have been produced and sold. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2013, which we refer to as the “reserve report.” According to the reserve report, the portion of the 11.79 MMBOE (10.61 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2013 is projected to be produced from the underlying properties prior to December 31, 2021, and the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2013 was approximately 77% oil and approximately 23% natural gas.

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

The Trust was created to acquire and hold the term NPI for the benefit of the Trust unitholders pursuant to the conveyance to the Trust from Whiting Oil and Gas. The NPI is the only asset of the Trust, other than cash held for Trust expenses. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are administered by the Trustee, and Whiting and its affiliates have no ability to manage or influence the operations of the Trust. The oil and gas properties comprising the underlying properties for which Whiting is designated the operator are currently operated by Whiting and its subsidiaries on a contract operator basis. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2013, sales to Chevron USA, Plains Marketing LP, Phillips 66 Company and Marathon Oil Company accounted for 15%, 14%, 12% and 11%, respectively, of total oil and natural gas sales from the underlying properties. Whiting does not believe that the potential loss of any of these purchasers presents a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose any of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

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

Termination of the Trust; Sale of the Net Profits Interest

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions and the market price of Trust units will have declined to zero. The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2013. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. However, there is no assurance that this will occur. The Trust will dissolve prior to the termination of the NPI if:

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

Computation of Net Proceeds

The provisions of the conveyance governing the computation of net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of net proceeds. For more detailed provisions concerning the NPI, we make reference to the conveyance agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

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

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $431 per month per active operated well, which totaled $1.7 million for the four distributions made during the year ended December 31, 2013. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts, and Whiting in turn conveyed to the Trust the rights and obligations to future hedge payments Whiting makes or receives under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil revenues due to fluctuations in crude oil prices, and to achieve more predictable cash flows. Historically, prices received for oil production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The hedge contracts are placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

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

Any amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts will reduce production and development costs attributable to the underlying properties in calculating the net proceeds. Any amounts paid by Whiting upon settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust. The hedge contracts cover only a portion of anticipated production and apply only to production through December 31, 2014. Whiting’s crude oil price risk management positions in collar arrangements through December 31, 2014 are detailed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such

NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2013, Whiting had no divestitures of Trust properties.

For the underlying properties for which Whiting is the designated operator, it may enter into farm-out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

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

Federal Income Tax Matters

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” existing (and to the extent proposed) Treasury regulations thereunder, and current administrative rulings and court decisions, all of which are subject to change or different interpretation at any time, possibly with retroactive effect. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

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

Classification and Taxation of the Trust

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the Trust will be classified as a grantor trust for U.S. federal income tax purposes. As a grantor trust, the Trust is not subject to U.S. federal income tax at the Trust level. Rather, each Trust unitholder is considered for federal income tax purposes to own and receive its proportionate share of the Trust’s assets directly as though no Trust were in existence. The income of the Trust is deemed to be received or accrued by the Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 512-236-6545, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2013 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whitingwhz.investorhq.businesswire.com.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and also applicable to qualified dividends of individuals is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a Trust unitholder’s allocable share of the Trust’s interest income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (x) undistributed net investment income, or (y) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

•

require the proper management and disposal of waste and restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•	limit or prohibit drilling activities in sensitive areas, such as wilderness areas, wetlands, streams or areas that may contain endangered or threatened species and their habitats;

•

require investigatory or remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits, plug and abandon wells and restore properties upon which wells are drilled;

•	apply specific health and safety criteria addressing worker protection; and

•	enjoin some or all of the operations of the underlying properties deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

Waste Handling.    The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous wastes. Under delegations of authority from the U.S. Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting them to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition. The EPA has not formally responded to this petition yet. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Comprehensive Environmental Response, Compensation and Liability Act.    The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the Superfund law and comparable state laws impose strict joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. While Whiting generates materials in the course of its operations of the underlying properties that may be regulated as hazardous substances, Whiting has not been notified that it has been named as a potentially responsible party at or with respect to any Superfund sites. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, waste products or other chemicals into the environment.

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for recycling or disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons and materials was not under Whiting’s control. These properties and the substances disposed or released on them may give rise to potential liabilities for Whiting pursuant to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial plugging or pit closure operations to prevent future contamination or to pay some or all of the costs of any such action.

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

Hydraulic Fracturing.    Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing has been utilized to complete wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process is typically regulated by state oil and gas commissions. However, the EPA recently issued guidance, which was published in the Federal Register on February 12, 2014, for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release a draft final report for public comment and peer review in 2014. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards for coalbed methane in 2013 and shale gas in 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule. On November 20, 2013, the U.S. House of Representatives passed the Protecting States’ Rights to Promote American Energy Security Act, which would ban the U.S. Department of the Interior from regulating hydraulic fracturing if enacted into law. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in states or local municipalities where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

Global Warming and Climate Change.    On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations. Industry groups filed petitions for review of that decision with the U.S. Supreme Court and oral argument was scheduled for early 2014. In November 2010, the EPA published its final rule expanding its existing GHG monitoring and reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. Whiting believes that it is in compliance with all substantial applicable emissions requirements, and it is preparing to comply with future requirements.

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties, which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

Air Emissions.    The CAA and comparable state laws regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre-construction and operating permits and approvals for air emissions. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. For example, in 2012, the EPA finalized rules establishing new air emission controls for oil and natural gas production operations. Specifically, the EPA’s rule includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. Among other things, these standards require the application of reduced emission completion techniques associated with the completion of newly drilled and fractured wells in addition to existing wells that are refractured. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. These rules could require a number of modifications to operations at the underlying properties including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact cash distributions to unitholders. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

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

Endangered Species Considerations.    The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where Whiting or the other underlying property operators wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing more than 250 species as endangered or threatened under the ESA over the next several years. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause operators of those underlying properties, including Whiting, to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities that could have an adverse impact on their ability to develop and produce reserves.

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

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2013 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2014 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A.	Risk Factors

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero shortly after the NPI termination date, which is currently estimated to be December 31, 2021.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero shortly after the NPI termination date, which is currently estimated to be December 31, 2021.

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

•

developments of United States energy infrastructure, such as the approval (or lack thereof) to proceed with the Keystone XL pipeline from Hardesty, Alberta to Cushing, Oklahoma and the development of liquefied natural gas exporting facilities and the perceived timing thereof;

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

Whiting entered into hedge contracts, which are structured as costless collar arrangements that will hedge approximately 37% of the crude oil volumes expected to be produced from the underlying properties through December 31, 2014, based on the reserve report prepared by the Trust’s independent petroleum engineer dated as of December 31, 2013 (the “reserve report”). These hedge contracts, however, only cover a portion of the oil volumes and none of the natural gas or natural gas liquids volumes that are expected to be produced during such period. Because of the differential between NYMEX or other benchmark prices of oil and natural gas and the wellhead price received, hedge contracts may not totally offset the effects of price fluctuations. Whiting has not entered into any hedge contracts relating to oil, natural gas or natural gas liquids expected to be produced after 2014, and the terms of the conveyance of the NPI prohibit Whiting from entering into any new hedging arrangements. As a result, the amounts of the cash distributions may fluctuate significantly after 2014 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the Trust’s exposure to oil and natural gas price volatility. The hedge contracts may also limit the amount of cash available for distribution if oil prices increase. In addition, the hedge contracts are subject to the risk of nonperformance of the counterparty and other risks. For a discussion of the hedge contracts, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

Lower oil, natural gas and natural gas liquids prices will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will likely materially reduce the amount of cash available for distribution to Trust unitholders.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. The underlying properties’ reserve report reflects that cumulative past production (on an 8/8ths gross basis) through December 31, 2013 represents an aggregate depletion percentage of 84.6% of the estimated ultimate total production from the properties. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to continue to decline over time. As of December 31, 2013, the percentage of remaining reserves expected to be produced during the term of the NPI was 61.1%. The reserves attributable to the underlying properties declined 6.4% from December 31, 2012 to December 31, 2013. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.4% between 2014 and 2021, assuming the level of developmental drilling and investments on the underlying properties as assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE has been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect to the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI).

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

Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion should be considered a return of capital as opposed to a return on investment. Eventually, the NPI may cease to produce in commercial quantities and the Trust may, therefore, cease to receive any distributions of net proceeds therefrom. Further, distributions will cease upon termination of the Trust.

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

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depends upon, among other things, oil, natural gas and natural gas liquids production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. Please read “— Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing.” above in these Risk Factors for a discussion of the uncertainty involved in the regulation of hydraulic fracturing. In addition, curtailments or damage to pipelines used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

Also, for example, there have been recent accidents involving rail cars carrying crude oil, which resulted in the U.S. Department of Transportation (the “DOT”) issuing an emergency order on February 25, 2014 that requires rail shippers to test the makeup of such crude oil before transporting it. This move follows the safety alert the DOT issued in January 2014 that Bakken formation crude oil is more flammable than other types of crude oil. An accident involving rail cars could result in significant personal injuries and property and environmental damage. Additionally, added regulations in response to such accidents could result in additional costs that could reduce proceeds available for distribution.

In addition, drilling, production and transportation of hydrocarbons bear an inherent risk of loss of containment. Potential consequences include loss of reserves, loss of production, loss of economic value associated with the affected wellbore, contamination of soil, ground water, and surface water, as well as potential fines, penalties or damages associated with any of the foregoing consequences.

The processes of drilling and completing wells are high risk activities.

The processes of drilling and completing wells are subject to numerous risks beyond the Trust’s and Whiting’s control, including risks that could delay the current drilling schedule of Whiting or any other operator of an underlying property and the risk that drilling will not result in commercially viable production. Neither Whiting nor any other operator is obligated to undertake any development activities, so any drilling and completion activities are subject to their discretion. Further, Whiting’s or any other operator’s future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	delays or limits on the issuance of drilling permits on federal leases, including as a result of government shutdowns;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs, completion services and CO2;

•	equipment failures or accidents;

•	adverse weather conditions, such as freezing temperatures, hurricanes and storms;

•	reductions in oil, natural gas and natural gas liquids prices;

•	pipeline takeaway and refining and processing capacity; and

•	title problems.

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

Whiting is currently designated as the operator of approximately 58% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2013. However, for the 42% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

If the hedge payments received by Whiting and certain other non-production revenue exceed the production and development costs during a quarterly period, the ability to use such excess amounts to offset production and development costs will be deferred until the next quarterly period when such amounts are less than such costs. If such amounts are deferred, then the applicable quarterly distribution will be less than it would have otherwise been. However, if any excess amounts have not been used to offset costs at the time when the NPI terminates, then unitholders will not be entitled to receive the benefit of such excess amounts. Such a scenario could occur if oil prices decline significantly through December 31, 2014 and production and development costs remained low for the remainder of the term.

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

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the NPI. Therefore, the market price of the Trust units will approach and eventually reach zero shortly after the end of the NPI term because cash distributions from the Trust will cease following the termination of such NPI, and the Trust will have no right to any additional production from the underlying properties after the term of the NPI.

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

The operations of the underlying properties are subject to complex federal, state, local and other laws and regulations that could adversely affect cash distributions to the Trust unitholders.

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

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil and natural gas produced. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to the Trust unitholders.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affecting Whiting’s services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently issued guidance, which was published in the Federal Register on February 12, 2014, for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. The EPA published a progress report of the study in December 2012 and expects to release a draft of the report in late 2014 with a final peer reviewed report expected in 2016. Moreover, the EPA announced in October 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards for shale gas in 2014 that such wastewater must meet before being transported to a treatment plant. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule. On November 20, 2013, the U.S. House of Representatives passed the Protecting States’ Rights to Promote American Energy Security Act, which would ban the U.S. Department of the Interior from regulating hydraulic fracturing if enacted into law. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

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

Whiting operates approximately 58% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2013. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates. In addition, Whiting is obligated to use the proceeds it receives upon the settlement of the hedge contracts to offset operating expenses relating to the underlying properties, with certain restrictions.

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

The Trust allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date, instead of on the basis of the date a particular Trust unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

The tax treatment of an investment in Trust units could be affected by future legislative, judicial or administrative changes and differing opinions, possibly on a retroactive basis.

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

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are long-lived, predominately producing properties located primarily in the Rocky Mountains, Permian Basin, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,308 gross (388.5 net) producing oil and natural gas wells located in 48 predominately mature fields with established production profiles in 10 states. As of December 31, 2013, approximately 99.0% of estimated proved reserves attributable to the Trust were classified as proved developed producing reserves, 0.8% were classified as proved developed non-producing reserves and 0.2% were classified as proved undeveloped reserves. For the year ended December 31, 2013, the net production attributable to the underlying properties was 1,704 MBOE or 4,670 BOE/d. Whiting operates approximately 58% of the underlying properties based on the December 31, 2013 reserve report standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of at least 11.79 MMBOE (10.61 MMBOE at the 90% NPI) of production from the underlying properties. As of December 31, 2013, on a cumulative accrual basis 3.18 MMBOE (30%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve balance of 7.42 MMBOE (at the 90% NPI) is expected to be produced prior to December 31, 2021 based on the Trust’s year-end 2013 reserve report. Since the Trust is not currently expected to contractually terminate until December 31, 2021 (also based on the year-end reserve report) additional reserves and production attributable to the NPI may be available for distribution to unitholders between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI are estimated to be 8.15 MMBOE as of December 31, 2013, although there is no assurance that this will occur. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of future production cannot be predicted with certainty, and the Trust’s 10.61 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

Whiting’s retained interest in the underlying properties, after deducting the NPI, entitles it to 10% of the net proceeds from the sale of oil, natural gas and natural gas liquids production attributable to the underlying properties during the term of the NPI and all of the net proceeds thereafter. This interest retained by Whiting provides it with an incentive to operate (or cause to be operated) the underlying properties in an efficient and cost-effective manner. In addition, Whiting has agreed to operate the properties for which it is the designated operator as a reasonably prudent operator in the same manner that it would operate them if these properties were not burdened by the NPI. Furthermore, for those properties for which it is not the designated operator, Whiting has agreed to use commercially reasonable efforts to cause the operator to operate the property in the same manner; however, Whiting’s ability to cause other operators to take certain actions is limited.

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year-over-year rate of approximately 8.4% from 2014 through the estimated December 31, 2021 NPI termination date, assuming no additional developmental drilling or investments other than those assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if future development is delayed, reduced, or cancelled.

Reserves

As of December 31, 2013, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2013 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2013) attributable to i) the Trust based on the term of its NPI, and ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(2) (90% NPI through December 2021)			Underlying Properties (100% Full Economic Life)
	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(3) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves:
Developed	6,474	9,950	8,133	12,054	16,398	14,787
Undeveloped	16	—	16	24	—	24

Total proved — December 31, 2013	6,490	9,950	8,149	12,078	16,398	14,811

Standardized measure(1)			$225,064			$295,183

(1)

Standardized measure of discounted future net cash flows as of December 31, 2013. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(2)

The Trust’s estimated proved reserves as of December 31, 2013 on a 90% basis were 8,149 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(3)	Oil includes natural gas liquids.

Proved reserves.    Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production expenditures required to produce the proved reserves as of December 31, 2013. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2013 to December 31, 2013, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2013, revisions to previous estimates increased proved reserves by a net amount of 201 MBOE. These revisions mainly consisted of i) increased estimates of future production associated with well workovers performed during 2013, and ii) higher crude oil and natural gas pricing incorporated into the Company’s reserve estimates at December 31, 2013 as compared to December 31, 2012.

Preparation of reserves estimates.    Whiting has advised the Trustee that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver and Midland offices to review field performance. Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert D. Ravnaas, President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 29 years of acquisition and reservoir engineering experience, holds a Bachelor’s degree in Petroleum Engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.

As noted above, the current reserve report projects that 10.61 MMBOE attributable to the 90% NPI will be produced from the underlying properties prior to December 31, 2021. The exact rate of production attributable to the underlying properties cannot be accurately predicted as numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates. However, because the term of the Trust continues until the later of December 31, 2021 or the time when the terminal production amount has been produced and sold, Trust unitholders will have the right to participate in additional proceeds attributable to the underlying properties in excess of 10.61 MMBOE in the event such amount is produced and sold prior to December 31, 2021. The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

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

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2013.

	Number of Fields	Developed Acreage		Undeveloped Acreage		Total Acreage
Region		Gross	Net	Gross	Net	Gross	Net
Rocky Mountains	14	35,495	13,653	803	56	36,298	13,709
Permian Basin	17	34,299	25,076	2,000	942	36,299	26,018
Gulf Coast	8	11,257	4,381	470	153	11,727	4,534
Mid-Continent	9	3,294	1,849	80	72	3,374	1,921

Total	48	84,345	44,959	3,353	1,223	87,698	46,182

The following is a summary of the producing wells on the underlying properties as of December 31, 2013:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	292	262.5	938	92.5	1,230	355.0
Natural gas	34	29.1	44	4.4	78	33.5

Total	326	291.6	982	96.9	1,308	388.5

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

Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were three wells that were in the process of being drilled as of December 31, 2013.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	8	0.43	4	0.05	20	4.71
Natural gas wells	—	—	—	—	2	0.06
Dry	—	—	—	—	—	—

Total	8	0.43	4	0.05	22	4.77

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2013	2012	2011
Net sales volumes:
Oil production (MBbl)(1)	1,319	1,396	1,382
Natural gas production (MMcf)	2,312	2,636	2,717
Total production (MBOE)	1,704	1,836	1,834
Average daily production (MBOE/d)	4.7	5.0	5.0
Keystone South field sales volumes(2):
Oil production (MBbl)(1)	140	136	159
Natural gas production (MMcf)	574	664	596
Total production (MBOE)	236	247	258
Rangely field sales volumes(2):
Oil production (MBbl)(1)	184	182	187
Natural gas production (MMcf)	—	—	—
Total production (MBOE)	184	182	187
Average sales prices:
Oil (per Bbl)(1)	$87.27	$84.22	$87.47
Natural gas (per Mcf)	$4.84	$4.57	$6.22
Production costs per BOE(3)	$25.73	$22.55	$19.41

(1)	Oil includes natural gas liquids.

(2)

The Rangley field was the only field that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2013. There were no fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2012. The Keystone South and Rangley fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2011.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $3.0 million ($1.74/BOE), $4.0 million ($2.17/BOE) and $3.8 million ($2.05/BOE) for the years ended December 31, 2013, 2012 and 2011, respectively.

Producing wells the Trust has an interest in or operates are part of eight enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts, and aggregate production from such enhanced oil recovery fields averaged 1,196 BOE/d during 2013 or 26% of 2013 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Other than the underlying properties’ commitment of 11.79 MMBOE to the Trust pursuant to the terms of the NPI, neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. Whiting believes this broad distribution provides a buffer against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2013, approximately 58% of these properties were operated by Whiting. Based on annual 2013 production attributable to the underlying properties, approximately 77% of production was crude oil and natural gas liquids and 23% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Rocky Mountains Region.    The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 14 fields of which Whiting operates wells in five of these fields. The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting-operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 648.5 MBOE or 1.8 MBOE/d.

Permian Basin Region.    The Permian Basin region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties consist of 17 fields, of which Whiting operates wells in 12 of these fields. The major fields in this region, include the Keystone South field that produces from the Clear Fork, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 781.3 MBOE or 2.1 MBOE/d.

Gulf Coast Region.    The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four of these fields. The major field in this region is the Whiting-operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 182.3 MBOE or 0.5 MBOE/d.

Mid-Continent Region.    The underlying properties in the Mid-Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of nine fields of which Whiting operates wells in five of these fields. The major field in this region is the Whiting-operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2013, the net production attributable to the underlying properties in the region was 92.3 MBOE or 0.3 MBOE/d.

Abandonment and Sale of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate if these properties were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2013, 2012 and 2011, there were 2, 2 and 11 gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the NPI associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. During 2013, Whiting had no divestitures of Trust properties.

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

P A R T    II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units commenced trading on the New York Stock Exchange on March 23, 2012 under the symbol “WHZ.” Prior to March 23, 2012, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2013 and 2012 were as follows:

	For the Year Ended December 31, 2013
	High	Low
First quarter (January 1 through March 31)	$17.63	$14.27
Second quarter (April 1 through June 30)	$14.64	$12.67
Third quarter (July 1 through September 30)	$14.06	$12.49
Fourth quarter (October 1 through December 31)	$14.48	$12.51

	For the Year Ended December 31, 2012
	High	Low
First quarter (March 23 through March 31)	$24.64	$21.00
Second quarter (April 1 through June 30)	$23.96	$17.62
Third quarter (July 1 through September 30)	$21.86	$18.50
Fourth quarter (October 1 through December 31)	$20.10	$14.36

At December 31, 2013, the 18,400,000 units outstanding were held by two unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2013 and 2012 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit.

2013 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$12,180,733	$200,000	$5,665	$0.650819
Second quarter	11,936,618	300,000	9,646	0.631901
Third quarter	13,814,090	200,000	9,832	0.739362
Fourth quarter	16,553,937	200,000	10,079	0.888253

Total	$54,485,378	$900,000	$35,222	$2.910335

2012 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
Second quarter	$18,078,189	$500,000	$14,398	$0.954554
Third quarter	16,594,046	125,000	13,444	0.894326
Fourth quarter	14,350,918	350,000	5,513	0.760620

Total	$49,023,153	$975,000	$33,355	$2.609500

Subsequent to year end, on March 3, 2014, a distribution of $0.651431 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2014. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $12.2 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $4,744 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the fourth quarterly payment period of 2013.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2013.

Item 6.	Selected Financial Data

The Trust was formed on December 5, 2011. The conveyance of the NPI, however, did not occur until March 28, 2012. As a result, the Trust did not recognize any income or make any distributions during 2011 or during the first quarter of 2012. The following table sets forth selected data for the Trust for the years ended December 31, 2013 and 2012 and as of December 31, 2013, 2012 and 2011 based on the Trust’s audited financial statements:

	Year Ended December 31,
	2013	2012
Income from net profits interest	$54,485,378	$49,023,153
Distributable income	$53,550,156	$48,014,798
Distributable income per unit	$2.910335	$2.609500

	December 31,
	2013	2012	2011
Trust corpus	$144,990,141	$171,354,819	$10
Total assets at year-end	$145,211,292	$171,515,701	$10
Trust units outstanding	18,400,000	18,400,000	—

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2013. The 2013 NPI distributions are mainly affected, however, by October 2012 through September 2013 oil prices and September 2012 through August 2013 natural gas prices.

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil (per Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50
Natural gas (per MMBtu).	$4.10	$4.32	$4.20	$3.54	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60

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

Trust termination.    The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (10.61 MMBOE at the 90% NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2013, on a cumulative accrual basis, 3.18 MMBOE (30%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 384 MBOE, which is 90% of 427 MBOE, were distributed to the unitholders in the Trust’s February 2014 distribution). The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2013. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs, although there is no assurance that this will occur. For additional discussion relating to and of the assumptions underlying the estimated date when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the reserve report of $31.5 million estimated to be spent over eight years. No assurance can be given, however, that any such expenditures will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. With respect to the underlying properties, Whiting expects, but is not obligated, to implement the development strategies described below relative to each of the following regions. With respect to fields for which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures relative to such fields. Please read “Risk factors — Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” Information relating to planned capital expenditures and development activities relating to fields for which Whiting is not the operator represent Whiting’s most recent understanding of the planned expenditures and activities of the operator thereof.

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

Region/Field/Description	2014 – 2021 Planned Capital Expenditures (in millions)	Gross Wells	Net Wells
Rocky Mountains
Rangely — CO2 and maintenance capital	$18.6	—	—
Rangely — drill wells	0.6	5	0.2
Garland — maintenance capital	11.3	—	—

Rocky Mountains Total	$30.5	5	0.2

Permian Basin
Keystone South — recompletions	$1.0	1	1.0

Permian Basin Total	$1.0	1	1.0

Total	$31.5	6	1.2

Rocky Mountains Region.    The Rangely field, operated by Chevron Corporation, is located in Rio Blanco County, Colorado. This field was discovered in 1931 with development drilling commencing in 1943. The field is currently producing under the tertiary recovery process of CO2 injection. The underlying properties include a 4.6% working interest in the Rangely Weber Sand Unit. Capital is expended each year to purchase CO2 for injection in the field, and capital is also expended for the drilling of additional wells to optimize field recovery. According to information provided by the operator, the 2014 estimated capital expenditures are $2.9 million allocated to the underlying properties’ interest and are comprised of development drilling activities, plant and equipment expenditures and CO2 purchases. These capital expenditures scheduled for 2014 include the drilling of four development wells and one injector well. After 2014, Whiting estimates that this level of drilling and facility expenditures as well as CO2 purchases will continue through 2021 and will total approximately $16.3 million as allocated to the underlying properties’ interest. Although Whiting is not aware of any other development plans by Chevron or other operators of the underlying properties in this region, these operators may propose capital expenditures in the future. Additionally, although Whiting has not identified any future capital expenditures for the Whiting operated fields in the Rocky Mountains region at this time, further study or offsetting drilling activity may result in capital expenditures in the future.

Whiting owns a non-operated working interest in the Garland field located in Big Horn County, Wyoming, which produces from the Madison and Tensleep zones. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are $1.4 million per year through 2021 related to plant and equipment expenditures. Although Whiting is not aware of any other development plans by this operator or other operators of the underlying properties in this region, these operators may propose capital expenditures in the future.

Permian Basin Region.    Whiting operates the Keystone South field in Winkler County, Texas, which produces from several different zones including the Clear Fork, Wichita Albany and Ellenberger zones at depths from 6,500 to 9,200 feet. Whiting plans to recomplete one well from the currently completed zone to another zone expected to be productive in the wellbore. This recompletion is scheduled to be performed in 2014 when the currently producing zones reach their economic limit. The capital expenditures necessary to perform this recompletion are estimated at approximately $1.0 million allocated to the underlying properties’ interest. Although Whiting has not identified future capital expenditures for any other operated fields in the Permian Basin at this time, further study or offsetting development activity may result in additional capital expenditures in the future. Additionally, although Whiting is not aware of any other development plans by other operators of the underlying properties in the Permian Basin, these operators may propose capital expenditures in the future.

Although Whiting has not identified any future capital expenditures for its operated fields in the Gulf Coast and Mid-Continent regions at this time, further study or offsetting development activity may result in additional capital expenditures in the future. Additionally, although Whiting is not aware of any development plans by other operators of the underlying properties in these regions, operators may propose capital expenditures in the future.

Results of Trust Operations

Results of the Trust for the Year Ended December 31, 2013 Compared to the Pro Forma Results of the Trust for the Year Ended December 31, 2012

Presented below is a summary of the Trust’s income from net profits interest and distributable income for the year ended December 31, 2013, consisting of the February 2013 distribution, May 2013 distribution, August 2013 distribution and November 2013 distribution received by the Trust. In addition, because the Trust had not engaged in any activities during the three months ended March 31, 2012 other than organizational activities, pro forma income from net profit interest and distributable income for the Trust for the year ended December 31, 2012 has been presented, so that investors can review comparative results of operations for the Trust for the 2013 and 2012 periods. The Trust’s pro forma results of operations for the year ended December 31, 2012 have been presented on a modified cash basis of accounting in the table below. This basis of presentation is consistent with the Trust’s financial statements, which have also been prepared on a modified cash basis as described in Note 2 to the Trust’s Financial Statements included in this Annual Report on Form 10-K.

The pro forma income from net profits interest, distributable income, and related financial data presented below assume (i) that the conveyance of the NPI in the underlying properties occurred on December 5, 2011, and (ii) that the NPI was effective for oil and gas production from the underlying properties beginning in 2011. The pro forma financial information below has been derived from the unaudited pro forma financial statement, as included in Note 9 to the Trust’s financial statements included in this Annual Report on Form 10-K. The Trust believes that the assumptions used to prepare this pro forma data provide a reasonable basis for presenting the effects directly attributable to these transactions. However, the pro forma amounts set forth in the table below are for informational purposes only and do not purport to present the results that would have actually occurred had the Trust formation and net profits interest conveyance been completed on December 5, 2011 as indicated above, nor are they indicative of future results of operations.

Trust Results
	Year Ended December 31, 2013		Pro Forma Year Ended December 31, 2012(e)
Sales volumes:
Oil from underlying properties (Bbl)(a)	1,299,274	(c)	1,353,169	(f)
Natural gas from underlying properties (Mcf)	2,374,890	(c)	2,683,616	(f)

Total production (BOE)	1,695,089		1,800,438
Average sales prices:
Oil (per Bbl)(a)	$84.94		$86.32
Natural gas (per Mcf)	$4.73	(d)	$5.03	(d)
Costs (per BOE):
Lease operating expenses	$25.98		$23.29
Production taxes	$3.69		$3.93
Revenues:
Oil sales(a)	$110,357,643	(c)	$116,808,893	(f)
Natural gas sales	11,235,608	(c)	13,493,055	(f)

Total revenues	$121,593,251		$130,301,948

Costs:
Lease operating expenses	$44,036,270		$41,929,928
Production taxes	6,254,301		7,082,755
Development Costs	10,763,371		6,877,032
Cash settlement (gains) losses on commodity derivatives(b)	—		—

Total costs	$61,053,942		$55,889,715

Net proceeds	$60,539,309		$74,412,233
Net profits percentage	90%		90%

Income from net profits interest	$54,485,378		$66,971,010

Provision for estimated Trust expenses	900,000		1,068,750	(g)
Montana state income tax withheld	35,222		59,585	(h)

Distributable income	$53,550,156		$65,842,675

(a)	Oil includes natural gas liquids.

(b)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K, all costless collar hedge contracts terminate as of December 31, 2014. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlement gains or losses on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013 distribution, May 2013 distribution, August 2013 distribution and November 2013 distribution to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

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

(f)

Pro forma oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s pro forma February 2012 distribution, May 2012 distribution, August 2012 distribution and November 2012 distribution to the Trust) generally represent crude oil production from October 2011 through September 2012 and natural gas production from September 2011 through August 2012.

(g)

For the year ended December 31, 2012, actual expenses from the May 2012 distribution, August 2012 distribution and November 2012 distribution were $975,000 and the pro forma provision for estimated Trust expenses for the pro forma February 2012 distribution were assumed to be $93,750.

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

Revenues.    The 2013 actual oil and natural gas revenues were $8.7 million (or 7%) lower as compared to 2012 pro forma oil and gas revenues. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower sales prices realized for oil and natural gas and lower oil and natural gas production volumes during 2013 as compared to the 2012 pro forma period. The average sales price realized declined for crude oil by 2% and for natural gas by 6% between periods. Additionally, oil volumes declined by 53,895 Bbl (or 4%) and gas volumes declined by 308,726 Mcf (or 12%) when comparing 2013 actual production to 2012 pro forma production volumes. Based on the December 31, 2013 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.4% from 2014 through the estimated December 31, 2021 NPI termination date. Oil sales volumes decreased period over period primarily due to normal field production decline and a shut-in well, which was off-line during the first quarter of 2013 and during portions of the second quarter of 2013. This well returned to normal production during the third and fourth quarters of 2013. These oil volume decreases were partially offset, however, by three workover wells that came online during the last twelve months and by differences in timing associated with revenues distributed and received from non-operated parties. Gas sales volume decreases were primarily related to i) normal field production decline, and ii) two gas wells that were shut-in for a portion of the year ended December 31, 2013. One of these shut-in wells resumed consistent production again during the third and fourth quarters of 2013. These gas volume decreases were partially offset by differences in timing associated with revenues distributed and received from non-operated properties.

Lease Operating Expenses.    Lease operating expenses (“LOE”) in 2013 increased $2.1 million (or 5%) as compared to the 2012 pro forma period primarily due to a $1.9 million increase in ad valorem taxes paid during 2013 as compared to pro forma 2012. This increase in LOE coupled with the decrease in overall production volumes between periods resulted in higher LOE of 12% on a per BOE basis, from $23.29 during the pro forma year ended December 31, 2012 to $25.98 for the same period in 2013.

Production Taxes.    Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the year ended December 31, 2013 and pro forma 2012 at 5.1% and 5.4%, respectively. Overall production taxes in 2013, however, decreased $0.8 million (or 12%) as compared to the 2012 pro forma amounts, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.    Actual development costs in 2013 were $3.9 million (or 57%) higher as compared to 2012 pro forma development costs. This increase was primarily due to $1.4 million in capital expenditures incurred at the Rangely Weber field in connection with new drilling and facility expansions being carried out at this project. Also contributing to higher development costs between periods was an increase in capital expenditures at the Keystone South field of $2.0 million related to four well recompletions.

Provision for Estimated Trust Expenses.    The provision for estimated Trust expenses in 2013 decreased $0.2 million (or 16%) as compared to the 2012 pro forma period primarily due to i) initial start-up legal fees and other administrative costs chargeable to the Trust during the pro forma 2012 period, and ii) a decrease in cash reserves withheld for future Trust expenses of $0.1 million in 2013.

Distributable Income.    For the year ended December 31, 2013, the Trust’s actual distributable income was $53.6 million and was based on income from net profits interest of $54.5 million, which was reduced by a provision for estimated Trust expenses of $900,000 and Montana state income tax withholdings of $35,222. This compares to pro forma distributable income for 2012 of $65.8 million that was based on pro forma income from net profits interest of $67.0 million, which has been reduced by $1,068,750 for estimated Trust expenses and $59,585 in Montana state income tax withholdings.

Results of the Trust for the Year Ended December 31, 2012 Compared to the Pro Forma Results of the Trust for the Year Ended December 31, 2011

Presented below is a summary of the Trust’s income from net profits interest and distributable income for the year ended December 31, 2012, consisting of the May 2012 distribution, August 2012 distribution and November 2012 distribution received by the Trust. In addition, because the Trust had not engaged in any activities during 2011 other than organizational activities, pro forma income from net profit interest and distributable income for the Trust for the year ended December 31, 2011 has been presented, so that investors can review comparative results of operations for the Trust for the 2012 and 2011 periods. The Trust’s pro forma results of operations for the year ended December 31, 2011 have been presented on a modified cash basis of accounting in the table below, and this basis of presentation is consistent with the Trust’s financial statements, which have also been prepared on a modified cash basis as described in Note 2 to the Trust’s Financial Statements included in this Annual Report on Form 10-K.

The pro forma income from net profits interest, distributable income, and related financial data presented below give effect to the Trust formation and the conveyance of the NPI in the underlying properties to the Trust by Whiting, as if they occurred on January 1, 2011. Accordingly, the 2011 pro forma results include four complete quarterly NPI distributions from Whiting to the Trust (the pro forma February, May, August and November 2011 distributions), whereas the 2012 actual results only include three quarterly distributions (consisting of the Trust’s actual May 2012 distribution, August 2012 distribution and November 2012 distribution). The pro forma financial information below has been derived from the unaudited pro forma financial statements, as included in the prospectus dated March 22, 2012 for the initial public offering of the Trust’s units. The Trust believes that the assumptions used to prepare this pro forma data provide a reasonable basis for presenting the effects directly attributable to these transactions. However, the pro forma amounts set forth in the table below are for informational purposes only and do not purport to present the results that would have actually occurred had the Trust formation and net profits interest conveyance been completed on January 1, 2011 or for the period presented or which may be realized in the future.

Trust Results
	Year Ended December 31, 2012		Pro Forma Year Ended December 31, 2011(e)(f)
Sales volumes:
Oil from underlying properties (Bbl)(a)	1,004,848	(c)	1,409,056	(g)
Natural gas from underlying properties (Mcf)	1,796,628	(c)	2,885,493	(g)

Total production (BOE)	1,304,286		1,889,972
Average sales prices:
Oil (per Bbl)(a)	$85.67		$83.96
Natural gas (per Mcf)	$4.55	(d)	$5.94
Costs (per BOE):
Lease operating expenses	$23.48		$20.31
Production taxes	$3.85		$3.80
Revenues:
Oil sales(a)	$86,089,470	(c)	$118,302,940	(g)
Natural gas sales	8,177,660	(c)	17,138,142	(g)

Total revenues	$94,267,130		$135,441,082

Costs:
Lease operating expenses	$30,624,146		$38,376,358
Production taxes	5,017,008		7,176,627
Development Costs	4,155,806		17,292,910
Cash settlement (gains) losses on commodity derivatives(b)	—		—

Total costs	$39,796,960		$62,845,895

Net proceeds	$54,470,170		$72,595,187
Net profits percentage	90%		90%

Income from net profits interest	$49,023,153		$65,335,668

Provision for estimated Trust expenses	975,000		375,000	(h)
Montana state income tax withheld	33,355		94,454	(i)

Distributable income	$48,014,798		$64,866,214

(a)	Oil includes natural gas liquids.

(b)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K, all costless collar hedge contracts terminate as of December 31, 2014. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlement gains or losses on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s May 2012 distribution, August 2012 distribution and November 2012 distribution to the Trust) generally represent crude oil production from January 2012 through September 2012 and natural gas production from January 2012 through August 2012.

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

(h)

Pro forma provision for estimated Trust expenses assumes an administrative fee paid to Whiting of $200,000 and an annual administrative fee paid to the Trustee of $175,000. Going forward, the Trust’s aggregate general and administrative costs will encompass legal fees, accounting fees, engineering fees, printing costs and other expenses properly chargeable to the Trust, which have been estimated to be approximately $625,000. If these estimated general and administrative expenses were included in the 2011 pro forma results, the distributable income would have been $64,241,214 for the pro forma year ended December 31, 2011. Due to the omission of general and administrative expenses other than the $375,000 administrative fee from the 2011 pro forma results, this pro forma financial statement may not be indicative of the results to be realized going forward.

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

Revenues.    Actual 2012 oil and natural gas revenues were $41.2 million (or 30%) lower as compared to 2011 pro forma oil and gas revenues. Sales revenue is a function of oil and gas volumes sold and average commodity prices realized. Gas volumes declined by 1,088,865 Mcf (or 38%) and oil volumes declined by 404,208 Bbl (or 29%) when comparing 2012 actual production to 2011 pro forma production volumes. Both of these volume decreases between periods are principally due to the actual 2012 results including only three quarterly NPI distributions from Whiting to the Trust (the May, August, and November 2012 distributions), whereas the pro forma 2011 results included four complete quarterly periods of NPI distributions to the Trust.

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

Production Taxes.    Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percentage of revenues remained constant at 5.3% between the 2012 actual and 2011 pro forma periods. Overall production taxes in 2012, however, decreased $2.2 million (or 30%) as compared to the 2011 pro forma amounts. This decrease between periods is due to the 2012 actual results including only three quarterly NPI distributions from Whiting to the Trust (the May, August, and November 2012

distributions), whereas the pro forma 2011 results included four complete quarterly periods of NPI distributions to the Trust.

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

Distributable Income.    For the year ended December 31, 2012, the Trust’s actual distributable income was $48.0 million and was based on income from net profits interest of $49.0 million, which was reduced by a provision for estimated Trust expenses of $975,000 and Montana state income tax withholdings of $33,355. This compares to pro forma distributable income for 2011 of $64.9 million that was based on pro forma income from net profits interest of $65.3 million, which has been reduced by $375,000 for estimated Trust expenses and $94,454 in Montana state income tax withholdings. Actual 2012 distributable income is lower than pro forma 2011 distributable income because actual 2012 results include three quarterly NPI distributions from Whiting to the Trust, whereas the pro forma 2011 results include four complete quarterly periods of NPI distributions to the Trust.

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

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is filed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the years ended December 31, 2013 and 2012. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the year ended December 31, 2013, Whiting incurred $1.2 million of plugging and abandonment charges on the underlying properties that were not passed on to the unitholders of the Trust.

In June 2012, Whiting established a $1.0 million letter of credit for Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the conveyed commodity hedge contracts disclosed in the section “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2013 to make future payments during the specified time periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years(d)
Delaware Trustee fees(a)	$28,000	$3,500	$7,000	$7,000	$10,500
Trustee administrative service fees(b)	1,467,854	175,000	350,000	363,234	579,620
Whiting administrative service fees(c)	1,600,000	200,000	400,000	400,000	600,000

Total	$3,095,854	$378,500	$757,000	$770,234	$1,190,120

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.

(b)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $175,000 per year, which escalates annually by 2.5% starting in 2017.

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

(d)

The “more than 5 years” period represents obligations through the December 2021 estimated Trust termination date, based on the Trust’s 2013 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2013 applicable to the Trust or its financial statements.

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

Oil and Gas Reserves.    The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices and production costs, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from estimates, and we are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

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

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2014, however, the NPI is subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which are intended to reduce, but not eliminate, the NPI’s exposure to crude oil price volatility. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting has entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, these contracts also limit the amount of cash available for distribution if prices increase above the fixed ceilings of the hedges. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 493 MBbl of crude oil from January 2014 through December 2014) were also been conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 37% of the underlying properties’ oil production from January through December 2014, based on the estimated production of proved reserves as projected in the Trust’s December 31, 2013 reserve report.

	Crude Oil Collars
	Volumes (Bbl)	Price (per Bbl) Floor /Ceiling
Three months ending March 31, 2014	127,500	$80.00/$122.50
Three months ending June 30, 2014	124,500	$80.00/$122.50
Three months ending September 30, 2014	121,800	$80.00/$122.50
Three months ending December 31, 2014	119,100	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the cash settlement (gains) losses on all oil commodity derivatives of $4.9 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement (gains) losses would be recognized as contracts expire in future periods through 2014.

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

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K on the pages indicated:

Index to Whiting USA Trust II Financial Statements

Financial Statements — as of December 31, 2013 and 2012 and for the Years ended December 31, 2013 and 2012 and the Period from December 5, 2011 (inception) through December 31, 2011
Report of Independent Registered Public Accounting Firm	59
Statements of Assets, Liabilities and Trust Corpus — Modified Cash Basis	60
Statements of Distributable Income — Modified Cash Basis	60
Statements of Changes in Trust Corpus — Modified Cash Basis	60
Notes to Modified Cash Basis Financial Statements	61

Underlying Properties of Whiting Petroleum Corporation Statements of Historical Revenues and Direct Operating Expenses — for the Years ended December 31, 2011 and 2010
Report of Independent Registered Public Accounting Firm	71
Statements of Historical Revenues and Direct Operating Expenses	72
Notes to Statements of Historical Revenues and Direct Operating Expenses	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust II

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus — modified cash basis of Whiting USA Trust II (the “Trust”) as of December 31, 2013 and 2012, the related statements of distributable income and changes in trust corpus—modified cash basis for the years ended December 31, 2013 and 2012 and the statement of changes in trust corpus – modified cash basis for the period from December 5, 2011 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements these statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust II as of December 31, 2013 and 2012, and its distributable income and changes in trust corpus for the years ended December 31, 2013 and 2012 and its changes in trust corpus for the period from December 5, 2011 (date of inception) through December 31, 2011, on the comprehensive basis of accounting described in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 13, 2014

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2013	2012
ASSETS
Cash and short-term investments	$221,161	$160,892
Investment in net profits interest, net	144,990,131	171,354,809

Total assets	$145,211,292	$171,515,701

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$221,151	$160,882
Trust corpus (18,400,000 Trust units issued and outstanding at December 31, 2013 and 2012)	144,990,141	171,354,819

Total liabilities and Trust corpus	$145,211,292	$171,515,701

Statements of Distributable Income
	Year Ended December 31,
	2013	2012
Income from net profits interest	$54,485,378	$49,023,153
General and administrative expenses	(839,731)	(814,118)
Cash reserves (withheld) used for current Trust expenses	(60,269)	(160,882)
State income tax withholding	(35,222)	(33,355)

Distributable income	$53,550,156	$48,014,798

Distributable income per unit	$2.910335	$2.609500

Statements of Changes in Trust Corpus
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from December 5, 2011(inception) through December 31, 2011
Trust corpus, beginning of period	$171,354,819	$10	$—
Investment in net profits interest	—	194,032,491	10
Distributable income	53,550,156	48,014,798	—
Distributions to unitholders	(53,550,156)	(48,014,798)	—
Amortization of investment in net profits interest	(26,364,678)	(22,677,682)	—

Trust corpus, end of period	$144,990,141	$171,354,819	$10

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%-owned subsidiary of Whiting, to the Trust. The term NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Rocky Mountains, Permian Basin, Gulf Coast and Mid-Continent regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2013, these oil and gas properties included interests in approximately 1,308 gross (388.5 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of December 31, 2013 on a cumulative accrual basis, 3.18 MMBOE (30%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining reserve quantities of 7.42 MMBOE (at the 90% NPI) are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2013. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI are estimated to be 8.15 MMBOE as of December 31, 2013.

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

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

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

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

Cash and Short-Term Investments — Cash and short-term investments include all highly liquid short-term investments with original maturities of three months or less.

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the years ended December 31, 2013 and 2012:

	2013	2012
Chevron USA	15%	14%
Plains Marketing, LP	14%	16%
Phillips 66 Company	12%	8%
Marathon Oil Corporation	11%	11%

There is significant competition among purchasers of crude oil and natural gas and if Whiting were to lose any of its largest purchasers of oil and gas from the underlying properties, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2013 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012), and was calculated as follows:

Year Ended December 31, 2012
Oil and gas properties	$368,785,829
Accumulated depletion	(174,625,538)

Oil and gas properties, net	194,160,291
Derivative liability	(127,800)

Net predecessor cost of net profits interest conveyed to the Trust	$194,032,491

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, accumulated amortization of the investment in net profits interest was $49.0 million.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows:

	Year Ended December 31,
	2013		2012
Revenues:
Oil sales(a)	$110,357,643	(c)	$86,089,470	(d)
Natural gas sales	11,235,608	(c)	8,177,660	(d)

Total revenues	121,593,251		94,267,130

Costs:
Lease operating expenses	44,036,270		30,624,146
Production taxes	6,254,301		5,017,008
Development costs	10,763,371		4,155,806
Cash settlement gains received on commodity derivatives(b)	—		—

Total costs	61,053,942		39,796,960

Net proceeds	60,539,309		54,470,170
Net profits percentage	90%		90%

Income from net profits interest	$54,485,378		$49,023,153

(a)	Oil includes natural gas liquids.

(b)

There were no realized gains or losses on hedge settlements during the years ended December 31, 2013 or 2012. All costless collar hedge contracts terminate as of December 31, 2014. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlement gains or losses on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013 distribution, May 2013 distribution, August 2013 distribution and November 2013 distribution to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

(d)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s May 2012 distribution, August 2012 distribution and November 2012 distribution to the Trust) generally represent crude oil production from January 2012 through September 2012 and natural gas production from January 2012 through August 2012.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $35,222 and $33,355 related to Montana state income taxes for the years ended December 31, 2013 and 2012, respectively. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

7. RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the years ended December 31, 2013 and 2012, Whiting incurred $1.2 million and $1.0 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Total overhead charges	$1,687,077	$1,306,663
Overhead charge per month per active operated well	$431	$400

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2013 and 2012 includes $200,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2013 and 2012 includes $175,000 and $131,250, respectively, for administrative fees paid to the Trustee.

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amount have been repaid by the Trust.

8. SUBSEQUENT EVENTS

On March 3, 2014, a distribution of $0.651431 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2014. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $12.2 million paid by Whiting to the Trust, less a provision of $200,000 for estimated Trust expenses and $4,744 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the fourth quarterly payment period of 2013.

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

WHITING USA TRUST II

Unaudited Pro Forma Statements of Distributable Income

	Year Ended December 31, 2012		December 5 (inception) to December 31, 2011(a)
Historical Results
Distributable income, as reported	$48,014,798		$—
Pro Forma Adjustments
Income from net profits interest	17,947,857	(b)	—	(a)
Less:
Trust general and administrative expenses	(93,750	)(c)	—	(c)
State income tax withholding	(26,230	)(d)	—

Distributable income	$65,842,675		$—

Distributable income per unit	$3.578406		$—

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2013, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the year ended December 31, 2013:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2012(1)	8,278	13,982	10,608
Revisions to previous estimates	458	274	503
Extensions and discoveries	4	3	5
Divestitures	—	—	—
Production	(1,257)	(2,372)	(1,652)

Balance — December 31, 2012(1)	7,483	11,887	9,464

Revisions to previous estimates	178	140	201
Extensions and discoveries	17	4	18
Divestitures	—	—	—
Production	(1,187)	(2,081)	(1,534)

Balance — December 31, 2013(1)	6,491	9,950	8,149

Proved developed reserves:
January 1, 2012	8,175	13,812	10,477

December 31, 2012	7,446	11,848	9,421

December 31, 2013	6,475	9,950	8,133

Proved undeveloped reserves:
January 1, 2012	103	170	131

December 31, 2012	37	39	43

December 31, 2013	16	—	16

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2012, December 31, 2012 and December 31, 2013 were 18.3 MMBOE, 15.8 MMBOE and 14.8 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

Notable changes in proved reserves for the year ended December 31, 2013 included:

•

Revisions to previous estimates.    In 2013, revisions to previous estimates increased proved reserves by a net amount of 201 MBOE. These revisions mainly consisted of i) increased estimates of future production associated with well workovers performed during 2013, and ii) higher crude oil and natural gas pricing incorporated into the Company’s reserve estimates at December 31, 2013 as compared to December 31, 2012.

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

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities — Oil and Gas. Future cash inflows as of December 31, 2013 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2013) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows:

	December 31,
	2013	2012
Future cash inflows	$616,381,470	$707,151,510
Future production costs	(287,849,430)	(318,880,620)
Future development costs	(28,361,160)	(23,669,280)

Future net cash flows	300,170,880	364,601,610
10% annual discount for estimated timing of cash flows	(75,106,440)	(98,212,140)

Standardized measure of discounted future net cash flows(1)	$225,064,440	$266,389,470

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows:

	December 31,
	2013	2012
Beginning of year	$266,389,470	$323,597,250
Sale of oil and gas produced, net of production costs	(65,801,922)	(69,734,756)
Sale of minerals in place	—	—
Net changes in prices and production costs	3,010,352	(36,449,575)
Extensions and discoveries less related costs	(18,348)	161,892
Previously estimated development costs incurred during the period	4,452,623	5,379,659
Changes in estimated future development costs	(9,401,796)	(5,211,077)
Revisions of previous quantity estimates	(204,886)	16,286,352
Accretion of discount	26,638,947	32,359,725

End of year	$225,064,440	$266,389,470

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS — (Continued)

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2013 as follows:

	2013	2012	2011
Oil (per Bbl)	$87.22	$86.55	$87.15
Gas (per Mcf)	$5.05	$5.00	$6.04

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
Year Ended December 31, 2013	March 31	June 30	September 30	December 31	Total
Income from net profits interest	$12,180,733	$11,936,618	$13,814,090	$16,553,937	$54,485,378
Distributable income	$11,975,068	$11,626,972	$13,604,258	$16,343,858	$53,550,156
Distributions per unit	$0.650819	$0.631901	$0.739362	$0.888253	$2.910335

Year Ended December 31, 2012
Income from net profits interest	$—	$18,078,189	$16,594,046	$14,350,918	$49,023,153
Distributable income	$—	$17,563,791	$16,455,602	$13,995,405	$48,014,798
Distributions per unit	$—	$0.954554	$0.894326	$0.760620	$2.609500

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Whiting Petroleum Corporation

Denver, Colorado

We have audited the accompanying statements of historical revenues and direct operating expenses of the Underlying Properties (the “Underlying Properties”) of Whiting Petroleum Corporation (“Whiting”) for each of the two years in the period ended December 31, 2011. These statements are the responsibility of Whiting’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

UNDERLYING PROPERTIES

NOTES TO STATEMENTS OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES — (Continued)

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

There is significant competition among purchasers of crude oil and natural gas and if Whiting were to lose any of its largest purchasers of oil and gas from the underlying properties, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their business.

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

UNDERLYING PROPERTIES

NOTES TO STATEMENTS OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES — (Continued)

As of December 31, 2011, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the underlying properties (on a full economic life basis) for the years ended December 31, 2010 and 2011:

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

UNDERLYING PROPERTIES

NOTES TO STATEMENTS OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES — (Continued)

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities — Oil and Gas. Future cash inflows as of December 31, 2011 and 2010 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2011 and 2010) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the underlying properties (on a full economic life basis) is as follows (in thousands):

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

UNDERLYING PROPERTIES

NOTES TO STATEMENTS OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES — (Continued)

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the underlying properties are as follows (in thousands):

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

Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

Trustee’s Annual Report on Internal Control Over Financial Reporting.    A registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework (1992), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013.

Deloitte & Touche, LLP, the Trust’s independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust II

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the internal control over financial reporting of Whiting USA Trust II (the “Trust”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the trust’s trustee, and effected by the trustee and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the comprehensive basis of accounting described in Note 2 to the financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the comprehensive basis of accounting described in Note 2 of the financial statements, and that receipts and expenditures of the trust are being made only in accordance with authorization of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper trustee override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Trust and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust’s basis of accounting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 13, 2014

Item 9B.	Other Information

None.

P A R T    I I I

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The Trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2013.

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

During the year ended December 31, 2013 the Trustee received administrative fees from the Trust in the amount of $175,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Letter of Credit

In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to the unitholders until all such amounts have been repaid by the Trust.

Plugging and Abandonment

During the year ended December 31, 2013, Whiting incurred $1.2 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2013, the Trust’s portion of the monthly charge totaled $1.7 million and averaged $431 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2013 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2013 include $175,000 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14.	Principal Accountant Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2014. During fiscal 2013, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2013 and 2012 by Deloitte:

	2013	2012
Audit fees(1)	$195,000	$190,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$195,000	$190,000

(1)	Fees for audit services in 2013 and 2012 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

P A R T    I V

Item 15.	Exhibits and Financial Statement Schedules

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

March 13, 2014

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

Appendix 1

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE,	306 WEST SEVENTH STREET,	1000 LOUISIANA STREET,
SUITE 100 AUSTIN,	SUITE 302 FORT WORTH,	SUITE 625 HOUSTON,
TEXAS 78729-1707	TEXAS 76102-4987	TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
www.cgaus.com

January 31, 2014

Whiting USA Trust II

1700 Broadway, Suite 2300

Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust II Underlying Properties
Total Proved Reserves
Certain Properties Located in Various States As of December 31, 2013

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of total proved reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust II. These certain oil and gas properties are located in Texas, Wyoming, North Dakota, Colorado, New Mexico, Mississippi, Arkansas, Montana, Michigan and Oklahoma. Also included in the tables below are the total proved reserves attributable to the same underlying properties estimated to be produced by December 31, 2021, which is the estimated date of termination for Whiting USA Trust II. This report, completed January 31, 2014 covers 100% of the total proved reserves estimated for Whiting USA Trust II. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

		Underlying Properties Full Economic Life
		Proved Developed Producing	Proved Developed Behind Pipe	Proved Undeveloped	Total Proved
Net Reserves
Oil	- Mbbl	11,217.4	270.6	23.8	11,511.9
Gas	- MMcf	15,512.4	885.3	0.0	16,397.7
NGL	- Mbbl	563.0	3.1	0.0	566.2
Equivalent*	- Mbbl	14,365.8	421.3	23.8	14,811.0
Revenue
Oil	- M$	987,142.9	24,829.8	2,161.2	1,014,133.9
Gas	- M$	76,914.3	5,021.0	0.0	81,935.3
NGL	- M$	36,640.5	117.1	0.0	36,757.6
Severance Taxes	- M$	56,159.3	1,524.1	108.1	57,791.5
Ad Valorem Taxes	- M$	32,465.1	969.2	130.8	33,565.0
Operating Expenses	- M$	527,294.4	5,567.6	605.5	533,467.6
Investments	- M$	29,892.9	1,792.9	619.5	32,305.3
Net Operating Income	- M$	454,886.0	20,114.1	697.3	475,697.3
Discounted @ 10%	- M$	287,887.3	6,907.0	389.1	295,183.5

		Underlying Properties Reserves Estimated to be Produced by December 31, 2021
		Proved Developed Producing	Proved Developed Behind Pipe	Proved Undeveloped	Total Proved
Net Reserves
Oil	- Mbbl	6,877.8	41.4	17.9	6,937.1
Gas	- MMcf	10,892.9	163.0	0.0	11,055.9
NGL	- Mbbl	274.6	0.0	0.0	274.6
Equivalent*	- Mbbl	8,967.9	68.6	17.9	9,054.4
Revenue
Oil	- M$	606,862.8	3,779.1	1,624.7	612,266.6
Gas	- M$	54,924.9	952.1	0.0	55,877.0
NGL	- M$	16,724.7	0.0	0.0	16,724.7
Severance Taxes	- M$	35,544.0	245.2	81.2	35,870.5
Ad Valorem Taxes	- M$	19,556.2	174.5	98.3	19,829.0
Operating Expenses	- M$	263,480.6	383.0	269.7	264,133.4
Investments	- M$	29,892.9	1,000.0	619.5	31,512.4
Net Operating Income	- M$	330,038.6	2,928.4	555.9	333,522.9
Discounted @ 10%	- M$	247,849.3	1,885.3	337.0	250,071.5

*	Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous two tables should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $96.78 per bbl and $3.67 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $93.55 per bbl and Houston Ship Channel pricing at $3.65 per MMBtu, as of December 31, 2013. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved reserves for the underlying properties full economic life were $88.09 per bbl of oil, $64.93 per bbl of natural gas liquids and $5.00 per mcf of natural gas. For the proved reserves of the underlying properties estimated to be produced by December 31, 2021, the average adjusted prices were $88.26 per bbl of oil, $60.91 per bbl of natural gas liquids and $5.05 per mcf of natural gas.

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

SEC Conformance and Regulations

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

Miscellaneous

An on-site field inspection of the properties has not been performed. The mechanical operation or conditions of the wells and their related facilities have not been examined nor have the wells been tested by Cawley, Gillespie & Associates, Inc. Possible environmental liability related to the properties has not been investigated nor considered. The costs of plugging and abandonment, less proceeds from the salvage value of equipment and/or facilities, have been included where material.

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

Table Number

Effective Date of the Evaluation

Identity of Interest Evaluated

Reserve Classification and Development Status

Operator – Property Name

Field (Reservoir) Names – County, State

FORECAST

(Columns)
(1)(11)(21)	Calendar or Fiscal years/months commencing on effective date.
(2)(3)(4)

Gross Production (8/8th) for the years/months which are economical. These are expressed as thousands of barrels (Mbbl) and millions of cubic feet (MMcf) of gas at standard conditions. Total future production, cumulative production to effective date, and ultimate recovery at the effective date are shown following the annual/monthly forecasts.

(5)(6)(7)	Net Production accruable to evaluated interest is calculated by multiplying the revenue interest times the gross production. These values take into account changes in interest and gas shrinkage.
(8)	Average (volume weighted) gross liquid price per barrel before deducting production-severance taxes.
(9)	Average (volume weighted) gross gas price per Mcf before deducting production-severance taxes.
(10)	Average (volume weighted) gross NGL price per barrel before deducting production-severance taxes.
(12)	Revenue derived from oil sales — column (5) times column (8).
(13)	Revenue derived from gas sales — column (6) times column (9).
(14)	Revenue derived from NGL sales — column (7) times column (10).
(15)	Revenue derived from other sources.
(16)	Revenue derived from hedge positions.
(17)	Total Revenue – sum of column (12) through column (16).
(18)	Production-Severance taxes deducted from gross oil and NGL revenue.
(19)	Production-Severance taxes deducted from gross gas revenue.
(20)	Revenue after taxes – column (17) less column (18) and column (19).
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

(Columns)
(27)

Investments, if any, include re-completions, future drilling costs, pumping units, etc. and may include either tangible or intangible or both, and the costs for plugging and the salvage value of equipment at abandonment may be shown as negative investments at end of life.

(28)(29)

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

Material balance. This method employs the analysis of the relationship of production and pressure performance on the premise that the reservoir volume and its initial hydrocarbon content are fixed and that this initial hydrocarbon volume and recoveries therefrom can be estimated by analyzing changes in pressure with respect to production relationships. This method requires reliable pressure and temperature data, production data, fluid analyses and knowledge of the nature of the reservoir. The material balance method is applicable to all reservoirs, but the time and expense required for its use is dependent on the nature of the reservoir and its fluids. Reserves for depletion type reservoirs can be estimated from graphs of pressures corrected for compressibility versus cumulative production, requiring only data that are usually available. Estimates for other reservoir types require extensive data and involve complex calculations most suited to computer models which makes this method generally applicable only to reservoirs where there is economic justification for its use. Reserve estimates obtained by this method are generally considered to have a degree of accuracy that is directly related to the complexity of the reservoir and the quality and quantity of data available.

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

Cawley, Gillespie & Associates, Inc.
Appendix

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

“(22) Proved

oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Cawley, Gillespie & Associates, Inc.
Appendix

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

Cawley, Gillespie & Associates, Inc.
Appendix

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

Cawley, Gillespie & Associates, Inc.
Appendix

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE,	306 WEST SEVENTH STREET,	1000 LOUISIANA STREET,
SUITE 100 AUSTIN,	SUITE 302 FORT WORTH,	SUITE 625 HOUSTON,
TEXAS 78729-1707	TEXAS 76102-4987	TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
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

99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated January 31, 2014 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014 (File No. 001-35459)].

(*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)