Form 10-Q
period 2014-03-31
Whiting USA Trust II
filed 2014-05-09
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(512) 236-6545

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2014, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“May 2014 distribution” The cash distribution to Trust unitholders of record on May 20, 2014 which is payable on or before May 30, 2014.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and short-term investments	$120	$221
Investment in net profits interest, net	138,461	144,990

Total assets	$138,581	$145,211

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$120	$221
Trust corpus (18,400,000 Trust units issued and outstanding at March 31, 2014 and December 31, 2013)	138,461	144,990

Total liabilities and Trust corpus	$138,581	$145,211

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended March 31,
	2014	2013
Income from net profits interest	$12,191	$12,181
General and administrative expenses	(301)	(153)
Cash reserves used (withheld) for current Trust expenses	101	(47)
State income tax withholding	(5)	(6)

Distributable income	$11,986	$11,975

Distributable income per unit	$0.651431	$0.650819

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Trust corpus, beginning of period	$144,990	$171,355
Distributable income	11,986	11,975
Distributions to unitholders	(11,986)	(11,975)
Amortization of investment in net profits interest	(6,529)	(6,874)

Trust corpus, end of period	$138,461	$164,481

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of March 31, 2014 on a cumulative accrual basis, 3.55 MMBOE (33%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve quantities of 7.06 MMBOE (at the 90% NPI) are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2013. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2013.

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

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Trust’s 2013 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2014 applicable to the Trust or its financial statements.

3.	INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012), and was calculated as follows (in thousands):

Oil and gas properties	$368,786
Accumulated depletion	(174,626)

Oil and gas properties, net	194,160
Derivative liability	(128)

Net predecessor cost of net profits interest conveyed to the Trust	$194,032

As of March 31, 2014 and December 31, 2013, accumulated amortization of the investment in net profits interest was $55.6 million and $49.0 million, respectively.

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

Plugging and Abandonment — During the three months ended March 31, 2014, Whiting incurred $0.1 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distribution made during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Total overhead charges	$439,478	$402,225
Overhead charge per month per active operated well	$449	$410

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2014 and 2013 each include $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2014 and 2013 each include $43,750 for quarterly administrative fees paid to the Trustee.

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

On May 7, 2014, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2014. Unitholders of record on May 20, 2014 are expected to receive a distribution of $0.670762 per Trust unit, which is payable on or before May 30, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $12.6 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $3,157 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the first quarterly payment period of 2014.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2013 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation and drilling of oil and natural gas wells;

•	future production and development costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	risks arising out of the hedge contracts;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2013 Annual Report on Form 10-K.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2014. The February 2014 distribution in the first quarter of 2014 was mainly affected, however, by October 2013 through December 2013 oil prices and September 2013 through November 2013 natural gas prices.

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude Oil (per Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62
Natural Gas (per MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93

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

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of March 31, 2014 on a cumulative accrual basis, 3.55 MMBOE (33%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 347 MBOE, which is 90% of 385 MBOE, will be distributed to the unitholders in the Trust’s forthcoming May 2014 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2013. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 8.15 MMBOE as of December 31, 2013, which is more than the minimum and there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2013.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2013 reserve report of $31.5 million estimated to be spent over eight years. No assurance can be given, however, that any such expenditures will result in the production of commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. With respect to fields for which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.”

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2014 distribution (in thousands):

Region	2014 Capital Expenditures
Rocky Mountains	$1,531
Permian Basin	925
Gulf Coast	523

Total	$2,979

Results of Trust Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended March 31, 2014 and 2013, consisting of the February distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended March 31,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl) (a)	321,610	(c)	340,079	(e)
Natural gas from underlying properties (Mcf)	632,054	(c)	596,479	(e)

Total production (BOE)	426,952		439,492
Average sales prices:
Oil (per Bbl) (a)	$84.94		$79.63
Natural gas (per Mcf)	$5.03	(d)	$4.67	(d)
Costs (per BOE):
Lease operating expenses	$28.92		$27.68
Production taxes	$3.81		$3.50
Revenues:
Oil sales (a)	$27,317	(c)	$27,081	(e)
Natural gas sales	3,179	(c)	2,788	(e)

Total revenues	$30,496		$29,869

Costs:
Lease operating expenses	$12,345		$12,165
Production taxes	1,626		1,540
Development costs	2,979		2,630
Cash settlement (gains) losses on commodity derivatives (b)	—		—

Total costs	$16,950		$16,335

Net proceeds	$13,546		$13,534
Net profits percentage	90%		90%

Income from net profits interest	$12,191		$12,181

Provision for estimated Trust expenses	(200)		(200)
Montana state income tax withheld	(5)		(6)

Distributable income	$11,986		$11,975

(a)	Oil includes natural gas liquids.

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

(c)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2014 (consisting of Whiting’s February 2014 distribution to the Trust) generally represent crude oil production from October 2013 through December 2013 and natural gas production from September 2013 through November 2013.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2013 (consisting of the February 2013 distribution) generally represent crude oil production from October 2012 through December 2012 and natural gas production from September 2012 through November 2012.

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

Revenues. Oil and natural gas revenues were $0.6 million (or 2%) higher for the three months ended March 31, 2014 as compared to the same 2013 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices and increased natural gas production, which were partially offset, however, by a decrease in oil production volumes. The average sales price realized increased for crude oil by 7% and for natural gas by 8% between periods. Gas production volumes increased by 36 MMcf (or 6%) between periods primarily due to one well that was recompleted within the last twelve months in the Keystone South field. Conversely, oil production volumes decreased by 18 MBbls (or 5%) when comparing the first quarter of 2014 to the same period in 2013 primarily due to normal field production decline. The decline in oil production between periods was partially offset, however, by i) one newly drilled well and three workover wells that came online during the last twelve months and ii) differences in timing associated with revenues received from non-operated properties. Based on the December 31, 2013 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.4% from 2014 through the estimated December 31, 2021 Trust termination date.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $0.2 million (or 1%) during the first three months of 2014 compared to the same 2013 period primarily due to the increased cost of oilfield goods and services (including workover activity) caused by higher demand in the oil and gas industry. These increases also resulted in higher LOE of 4% on a per BOE basis, from $27.68 during the first quarter of 2013 to $28.92 for the same period in 2014.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended March 31, 2014 and 2013 at 5.3% and 5.2%, respectively. Overall production taxes for the first quarter of 2014, however, increased $0.1 million (or 6%) as compared to the same period in 2013, primarily due to higher oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended March 31, 2014 were $0.3 million (or 13%) higher as compared to 2013 development costs for the same period. This increase was primarily related to i) one well recompletion in the Deb field of $0.5 million, ii) two well recompletions in the Agua Dulce field of $0.4 million and iii) drilling and facility expansion costs in the Rangely Weber field of $0.2 million. These development cost increases were partially offset by a $0.7 million decrease in the Keystone South field as a result of recompletion activity that occurred during the first quarter of 2013 that did not continue during the same period in 2014.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is filed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three months ended March 31, 2014 and 2013. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2014, Whiting incurred $0.1 million of plugging and abandonment charges on the underlying properties that were not passed on to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On May 7, 2014, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2014. Unitholders of record on May 20, 2014 are expected to receive a distribution of $0.670762 per Trust unit, which is payable on or before May 30, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $12.6 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $3,157 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the first quarterly payment period of 2014.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2014 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2014.

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

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, these contracts also limit the amount of cash available for distribution if prices increase above the fixed ceilings of the hedges. The hedge contracts consist of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association. Whiting cannot provide assurance that this trading counterparty will not become a credit risk in the future.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 365 MBbl of crude oil from April through December 2014) were also conveyed to the Trust. As a result, such hedge payments will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 37% of the underlying properties’ projected oil production from April through December 2014, based on the estimated production of proved reserves in the Trust’s December 31, 2013 reserve report.

	Crude Oil Collars
	Volumes (Bbl)	Price (per Bbl) Floor / Ceiling
Three months ending June 30, 2014	124,500	$80.00/$122.50
Three months ending September 30, 2014	121,800	$80.00/$122.50
Three months ending December 31, 2014	119,100	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the estimated future cash settlement (gains) losses on all oil commodity derivatives of $3.7 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlement (gains) losses would be recognized as contracts expire in future periods through 2014.

The cash amounts received by Whiting from the counterparty upon settlements of these hedge contracts will reduce the production and development costs related to the underlying properties when calculating net proceeds. However, if the hedge payments received by Whiting under the hedge contracts and other non-production revenue exceed production and development costs during a quarterly period, the ability to use such excess amounts to offset such costs may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such costs. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties”.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the three months ended March 31, 2014.

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

May 9, 2014

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