Form 10-Q
period 2014-09-30
Whiting USA Trust II
filed 2014-11-07
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

(512) 236-6599

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

As of November 7, 2014, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2013 distribution” The cash distribution to Trust unitholders of record on August 19, 2013 that was paid on August 29, 2013.

“August 2014 distribution” The cash distribution to Trust unitholders of record on August 19, 2014 that was paid on August 29, 2014.

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

“November 2014 distribution” The cash distribution to Trust unitholders of record on November 19, 2014 which is payable on or before December 1, 2014.

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

“royalty” The amount or fee paid to the owner of mineral rights, expressed as a percentage or fraction of gross income from crude oil or natural gas produced and sold, unencumbered by expenses relating to the drilling, completing or operating of the affected well.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and short-term investments	$245	$221
Investment in net profits interest, net	126,544	144,990

Total assets	$126,789	$145,211

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$245	$221
Trust corpus (18,400,000 Trust units issued and outstanding at September 30, 2014 and December 31, 2013)	126,544	144,990

Total liabilities and Trust corpus	$126,789	$145,211

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from net profits interest	$15,504	$13,814	$40,290	$37,931
General and administrative expenses	(161)	(181)	(676)	(644)
Cash reserves withheld for current Trust expenses	(89)	(19)	(24)	(56)
State income tax withholding	(6)	(10)	(14)	(25)

Distributable income	$15,248	$13,604	$39,576	$37,206

Distributable income per unit	$0.828699	$0.739362	$2.150892	$2.022081

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$132,569	$157,953	$144,990	$171,355
Distributable income	15,248	13,604	39,576	37,206
Distributions to unitholders	(15,248)	(13,604)	(39,576)	(37,206)
Amortization of investment in net profits interest	(6,025)	(6,466)	(18,446)	(19,868)

Trust corpus, end of period	$126,544	$151,487	$126,544	$151,487

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of September 30, 2014 on a cumulative accrual basis, 4.26 MMBOE (40%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve quantities of 6.35 MMBOE (at the 90% NPI) are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2013. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2013 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2013.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2014 applicable to the Trust or its financial statements.

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

As of September 30, 2014 and December 31, 2013, accumulated amortization of the investment in net profits interest was $67.5 million and $49.0 million, respectively.

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

Plugging and Abandonment — During the three and nine months ended September 30, 2014, Whiting incurred $0.1 million and $1.3 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distribution made during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total overhead charges	$436,579	$423,434	$1,311,630	$1,236,100
Overhead charge per month per active operated well	$446	$432	$447	$420

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2014 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 also include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2014 include $43,750 and $131,250, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2013 also include $43,750 and $131,250, respectively, for quarterly administrative fees paid to the Trustee.

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

On November 6, 2014, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2014. Unitholders of record on November 19, 2014 are expected to receive a distribution of $0.642014 per Trust unit, which is payable on or before December 1, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $12.1 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $8,811 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the third quarterly payment period of 2014.

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

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts through December 31, 2014. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2014. The August 2014 distribution in the third quarter of 2014 was mainly affected, however, by April 2014 through June 2014 oil prices and March 2014 through May 2014 natural gas prices.

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude Oil (per Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21
Natural Gas (per MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07

In recent months, oil prices have begun to decline since reaching highs of over $105.00 per Bbl in June 2014, dropping below $80.00 per Bbl in October 2014. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). Alternatively, higher oil and natural gas prices may potentially result in the following: (i) an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, and (ii) cash settlement losses on commodity derivatives.

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of September 30, 2014 on a cumulative accrual basis, 4.26 MMBOE (40%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 342 MBOE, which is 90% of 380 MBOE, will be distributed to the unitholders in the Trust’s forthcoming November 2014 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2013. Since the Trust is not currently expected to contractually terminate until December 31, 2021, however, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2013 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 8.15 MMBOE as of December 31, 2013, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2013.

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2014, May 2014 and August 2014 distributions (in thousands):

Region	2014 Capital Expenditures
Rocky Mountains	$3,416
Permian Basin	2,927
Gulf Coast	660
Mid-Continent	3

Total	$7,006

Results of Trust Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the nine months ended September 30, 2014 and 2013, consisting of the February, May and August distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended September 30,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl)(a)	918,298	(c)	971,634	(e)
Natural gas from underlying properties (Mcf)	1,727,718	(c)	1,791,713	(e)

Total production (BOE)	1,206,251		1,270,253
Average sales prices:
Oil (per Bbl)(a)	$87.36		$81.36
Natural gas (per Mcf)	$5.58	(d)	$4.72	(d)
Costs (per BOE):
Lease operating expenses	$27.68		$25.90
Production taxes	$3.90		$3.53
Revenues:
Oil sales(a)	$80,222	(c)	$79,049	(e)
Natural gas sales	9,647	(c)	8,454	(e)

Total revenues	$89,869		$87,503

Costs:
Lease operating expenses	$33,391		$32,897
Production taxes	4,705		4,484
Development costs	7,006		7,976
Cash settlements on commodity derivatives(b)	—		—

Total costs	$45,102		$45,357

Net proceeds	$44,767		$42,146
Net profits percentage	90%		90%

Income from net profits interest	$40,290		$37,931

Provision for estimated Trust expenses	(700)		(700)
Montana state income tax withheld	(14)		(25)

Distributable income	$39,576		$37,206

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminate as of December 31, 2014, and no additional hedges are allowed to be placed on Trust assets. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlements on commodity hedges, and the Trust will then have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2014 (consisting of Whiting’s February 2014, May 2014 and August 2014 distributions to the Trust) generally represent crude oil production from October 2013 through June 2014 and natural gas production from September 2013 through May 2014.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2013 (consisting of Whiting’s February 2013, May 2013 and August 2013 distributions to the Trust) generally represent crude oil production from October 2012 through June 2013 and natural gas production from September 2012 through May 2013.

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

Revenues. Oil and natural gas revenues were $2.4 million (or 3%) higher for the nine months ended September 30, 2014 as compared to the same 2013 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices, which were partially offset by a decrease in oil and natural gas production volumes. The average sales prices realized increased for crude oil by 7% and for natural gas by 18% between periods. Oil production volumes decreased by 53 MBbls (or 5%) when comparing the first nine months of 2014 to the same period in 2013 primarily due to i) normal field production decline, ii) four wells that were shut-in for a portion of the 2014 period and iii) one well that was temporarily abandoned at the end of 2013. The decline in oil production between periods was partially offset, however, by three newly drilled wells and two workover wells that came online during the last twelve months and differences in timing associated with revenues received from non-operated properties. Gas production volumes decreased by 64 MMcf (or 4%) between periods primarily due to normal field production decline and four wells that were shut-in for a portion of the 2014 period. The decline in gas production was partially offset, however, by i) two recompleted wells and two newly drilled wells that came online during the last twelve months and ii) differences in timing associated with revenues received from non-operated properties. Based on the December 31, 2013 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.4% from 2014 through the estimated December 31, 2021 Trust termination date.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $0.5 million (or 2%) during the first nine months of 2014 compared to the same 2013 period primarily due to higher workover and electricity costs of $0.8 million and $0.4 million, respectively. These increases were partially offset by a decrease in ad valorem taxes of $0.5 million between periods. The higher overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 7% between periods, from $25.90 during the first nine months of 2013 to $27.68 for the same period in 2014.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the nine months ended September 30, 2014 and 2013 at 5.2% and 5.1%, respectively. Overall production taxes for the first nine months of 2014, however, increased $0.2 million (or 5%) as compared to the same period in 2013, primarily due to higher oil and natural gas sales revenue between periods.

Development Costs. Development costs for the nine months ended September 30, 2014 were $1.0 million (or 12%) lower as compared to the same 2013 period. This decrease was primarily related to i) reduced drilling activity in the Sandtank Bone Springs field of $0.9 million, ii) reduced drilling and facility expansion costs in the Rangely Weber field of $0.7 million and iii) fewer recompletions in the Keystone South field of $0.3 million. These development cost decreases were partially offset, however, by a well recompletion in the Deb field of $1.2 million during the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended September 30, 2014 and 2013, consisting of the August distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended September 30,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl)(a)	299,440	(c)	314,344	(e)
Natural gas from underlying properties (Mcf)	567,303	(c)	594,295	(e)

Total production (BOE)	393,991		413,393
Average sales prices:
Oil (per Bbl)(a)	$90.55		$85.19
Natural gas (per Mcf)	$5.67	(d)	$4.89	(d)
Costs (per BOE):
Lease operating expenses	$25.62		$26.39
Production taxes	$3.94		$3.65
Revenues:
Oil sales(a)	$27,113	(c)	$26,780	(e)
Natural gas sales	3,214	(c)	2,907	(e)

Total revenues	$30,327		$29,687

Costs:
Lease operating expenses	$10,095		$10,910
Production taxes	1,551		1,509
Development costs	1,454		1,919
Cash settlements on commodity derivatives(b)	—		—

Total costs	$13,100		$14,338

Net proceeds	$17,227		$15,349
Net profits percentage	90%		90%

Income from net profits interest	$15,504		$13,814

Provision for estimated Trust expenses	(250)		(200)
Montana state income tax withheld	(6)		(10)

Distributable income	$15,248		$13,604

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminate as of December 31, 2014, and no additional hedges are allowed to be placed on Trust assets. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlements on commodity hedges, and the Trust will then have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the three months ended September, 2014 (consisting of Whiting’s August 2014 distribution to the Trust) generally represent crude oil production from April 2014 through June 2014 and natural gas production from March 2014 through May 2014.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2013 (consisting of the August 2013 distribution) generally represent crude oil production from April 2013 through June 2013 and natural gas production from March 2013 through May 2013.

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

Revenues. Oil and natural gas revenues were $0.6 million (or 2%) higher for the three months ended September 30, 2014 as compared to the same 2013 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices, which were partially offset by a decrease in oil and natural gas production volumes. The average sales prices realized increased for crude oil by 6% and for natural gas by 16% between periods. Oil production volumes decreased by 15 MBbls (or 5%) when comparing the third quarter of 2014 to the same period in 2013 primarily due to i) normal field production decline, ii) two wells that were shut-in for a portion of the 2014 period and iii) one well that was temporarily abandoned at the end of 2013. The decline in oil production was partially offset, however, by one newly drilled well and one workover well that came online during the last twelve months and differences in timing associated with revenues received from non-operated parties. Gas production volumes decreased by 27 MMcf (or 5%) between periods primarily due to normal field production decline. The decline in gas production between periods was partially offset, however, by i) two newly drilled wells and one recompleted well that came online during the last twelve months and ii) differences in timing associated with revenues received from non-operated properties. Based on the December 31, 2013 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.4% from 2014 through the estimated December 31, 2021 Trust termination date.

Lease Operating Expenses. Lease operating expenses (“LOE”) decreased $0.8 million (or 7%) during the third quarter of 2014 compared to the same 2013 period primarily due to lower costs of oilfield goods and services and ad valorem taxes of $0.5 million and $0.3 million, respectively. LOE on a per BOE basis declined 3% between periods, from $26.39 during the third quarter of 2013 to $25.62 for the same period in 2014 primarily due to lower overall LOE, partially offset by the decrease in overall production volumes, during the third quarter of 2014 versus the third quarter of 2013.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained consistent for the three months ended September 30, 2014 and 2013 at 5.1%. Overall production taxes during the three months ended September 30, 2014 and 2013 were also consistent at $1.6 million and $1.5 million, respectively.

Development Costs. Development costs for the three months ended September 30, 2014 were $0.5 million (or 24%) lower as compared to 2013 development costs for the same period. This decrease was primarily related to reduced drilling and facility expansion costs in the Rangely Weber field of $0.6 million.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and nine months ended September 30, 2014 and 2013. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and nine months ended September 30, 2014, Whiting incurred $0.1 million and $1.3 million, respectively, of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On November 6, 2014, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2014. Unitholders of record on November 19, 2014 are expected to receive a distribution of $0.642014 per Trust unit, which is payable on or before December 1, 2014. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $12.1 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $8,811 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the third quarterly payment period of 2014.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2014 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2014.

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

In connection with Whiting’s conveyance on March 28, 2012 of the term NPI to the Trust, the rights to any future hedge payments Whiting makes or receives on certain of its derivative contracts (representing 119 MBbl of crude oil from October through December 2014) were also conveyed to the Trust. As a result, such hedge payments, if any, will be included in the Trust’s calculation of net proceeds, and Trust unitholders thereby would receive 90% of the future economic results of such hedges.

The table below summarizes all of the outstanding costless collars that Whiting entered into and then in turn conveyed, as described in the preceding paragraph, to the Trust (of which Trust unitholders receive 90% of the future economic results). This quantity of hedged oil volumes represents approximately 36% of the underlying properties’ projected oil production from October through December 2014, based on the estimated production of proved reserves in the Trust’s December 31, 2013 reserve report.

	Crude Oil Collars
	Volumes (Bbl)	Price (per Bbl) Floor / Ceiling
Three months ending December 31, 2014	119,100	$80.00/$122.50

The collared hedges shown above have the effect of providing a protective floor while allowing Trust unitholders to share in upward price movements up to the ceiling. Consequently, while these hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases beyond the ceiling. For the crude oil contracts listed above, a hypothetical $10.00 change in the NYMEX price above the ceiling price or below the floor price applied to the notional amounts would cause an aggregate change in the estimated future cash settlements on all oil commodity derivatives of $1.2 million to Whiting, of which 90% would be transferred to the Trust. These hypothetical cash settlements would be recognized as contracts expire in the future periods through the remainder of 2014.

Any cash amounts received by Whiting from the counterparty upon settlements of these hedge contracts will reduce the production and development costs related to the underlying properties when calculating net proceeds. However, if the hedge payments received by Whiting under the hedge contracts and other non-production revenue exceed production and development costs during a quarterly period, the ability to use such excess amounts to offset such costs may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period where the hedge payments and the other non-production revenue are less than such costs. In addition, the aggregate amounts paid by Whiting on settlement of the hedge contracts will reduce the amount of net proceeds paid to the Trust.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the nine months ended September  30, 2014.

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

November 7, 2014

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