Form 10-K
period 2014-12-31
Whiting USA Trust II
filed 2015-03-13
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for The Fiscal Year Ended December 31, 2014

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

Registrant’s telephone number, including area code: (512) 236-6599

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non-affiliates at the closing sales price on June 30, 2014 of $12.72 was $234,048,000.

As of March 13, 2015, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“February 2015 distribution” The cash distribution to Trust unitholders of record on February 19, 2015 that was paid on March 2, 2015.

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

“net acres” or “net wells” The sum of the fractional working interests owned in gross acres or wells, as the case may be.

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

“November 2014 distribution” The cash distribution to Trust unitholders of record on November 19, 2014 that was paid on December 1, 2014.

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

PART I

Item 1. Business

General

Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as trustor, The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011. The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trustee is 512-236-6599.

The Trust makes copies of its reports under the Exchange Act available at http://whitingwhz.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which we refer to as “the underlying properties”. The underlying properties are located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions. The underlying properties include interests in 1,314 gross (388.7 net) producing oil and gas wells. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012.

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

As of December 31, 2014, on a cumulative accrual basis 4.60 MMBOE (43%) of the Trust’s total 10.61 MMBOE have been produced and sold. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2014, which we refer to as the “reserve report.” According to the reserve report, the portion of the 11.79 MMBOE (10.61 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2014 is projected to be produced from the underlying properties prior to December 31, 2021, and the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2014 was approximately 78% oil and approximately 22% natural gas.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. During 2014, sales to Chevron USA, Plains Marketing LP, Phillips 66 Company and Marathon Oil Company accounted for 15%, 15%, 11% and 11%, respectively, of total oil and natural gas sales from the underlying properties. Whiting does not believe that the potential loss of any of these purchasers presents a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose any of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

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

Termination of the Trust; Sale of the Net Profits Interest

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions and the market price of Trust units will have declined to zero. The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2014. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. However, there is no assurance that this will occur. The Trust will dissolve prior to the termination of the NPI if:

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

All of the hedge payments received by Whiting from the counterparty upon settlements of hedge contracts and certain other non-production revenues, as detailed in the conveyance, offset the production and development costs outlined above (such production and development costs excluding the last bullet point above) in calculating the net proceeds. Plugging and abandonment liabilities relating to the underlying properties will not be deducted from the gross proceeds in determining net proceeds. If certain other non-production revenues exceed the operating expenses during a quarterly period, the use of such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts, together with other offsets to costs for the applicable quarter, are less than such expenses. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.

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

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $446 per month per active operated well, which totaled $1.7 million for the four distributions made during the year ended December 31, 2014. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts, which all terminated as of December 31, 2014, and Whiting in turn conveyed to the Trust the rights and obligations to future hedge payments Whiting makes or receives under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil revenues due to fluctuations in crude oil prices, and to achieve more predictable cash flows. Historically, prices received for oil production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future production. The hedge contracts were in place during the 2014, 2013 and 2012 periods presented in this Annual Report on Form 10-K. However, all hedging contracts terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders and will cease thereafter). No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

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

Any amounts received by Whiting from the hedge contract counterparty upon settlements of the hedge contracts reduced production and development costs attributable to the underlying properties in calculating the net proceeds. The hedge contracts covered only a portion of production and applied only to production through December 31, 2014. Whiting’s crude oil price risk management positions in collar arrangements through December 31, 2014 are detailed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2014, Whiting had no divestitures of Trust properties.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 512-236-6599, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2014 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whitingwhz.investorhq.businesswire.com.

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

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the Superfund law and comparable state laws impose strict joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. While Whiting generates materials in the course of its operations of the underlying properties that may be regulated as hazardous substances, Whiting has not been notified that it has been named as a potentially responsible party at or with respect to any Superfund sites. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, waste products or other chemicals into the environment.

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

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. In addition, the EPA is currently studying wastewater and stormwater discharges from hydraulic fracturing facilities. A proposed rule to amend the Effluent Limitations Guidelines and Standards for the oil and gas extraction category, which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works is expected in early 2015. The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan. As part of this strategy, the EPA will propose in the summer of 2015 a rule to set methane and volatile organic compound emissions standards for new and modified oil and natural gas wells. The final rule is expected in 2016. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

In addition, on July 3, 2014, a major university and U.S. Geological Survey researchers published a study purporting to find a causal connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma since 2008. Such studies may trigger new legislation or regulations that would limit or ban the disposal of hydraulic fracturing wastewater in deep injection wells. If such new laws or rules are adopted, operations on the underlying properties may be curtailed while alternative treatment and disposal methods are developed and approved, or the costs of operations on the underlying properties may increase, which could reduce cash distributions by the Trust and the value of Trust units.

Global Warming and Climate Change.  On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations. Industry groups filed petitions for review of that decision with the U.S. Supreme Court and oral argument was scheduled for early 2014. In November 2010, the EPA published its final rule expanding its existing GHG monitoring and reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. Whiting believes that it is in compliance with all substantial applicable emissions requirements, and it is preparing to comply with future requirements.

In June 2014, the Supreme Court upheld most of the EPA’s GHGs permitting requirements, allowing the agency to regulate the emission of GHGs from stationary sources already subject to the PSD and Title V requirements. Certain of Whiting’s equipment and installations may currently be subject to PSD and Title V requirements and hence, under the Supreme Court’s ruling, may also be subject to the installation of controls to capture GHGs. For any equipment or installation so subject, Whiting may have to incur increased compliance costs to capture related GHGs emissions, which could reduce cash distributions by the Trust and the value of Trust units.

The EPA took additional action under the CAA in June 2014. In accordance with President Obama’s Climate Action Plan, on June 18, 2014, the EPA proposed rules to reduce carbon emissions from electric generating units. The proposal, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2020, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 30% from 2005 levels. As proposed, states are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. It is not possible at this time to predict what requirements might be adopted by the EPA in the final rule expected in 2015, or how any such final rule would impact operations on the underlying properties.

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties, which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil, natural gas liquids and natural gas produced. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

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

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2014 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2015 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A. Risk Factors

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero around or shortly after the NPI termination date, which is currently estimated to be December 31, 2021.

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

The amounts of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquids prices.

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting. These factors include, among others:

•	changes in regional, domestic and global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the level of global oil and natural gas inventories;

•	the price and quantity of imports of foreign oil and natural gas;

•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity, such as recent conflicts in the Middle East;

•	the level of global oil and natural gas exploration and production activity;

•	the effects of global credit, financial and economic issues;

•

developments of United States energy infrastructure, such as President Obama’s recent veto of legislation that would have allowed the Keystone XL pipeline from Hardesty, Alberta to Cushing, Oklahoma to proceed and the development of liquefied natural gas exporting facilities and the perceived timing thereof;

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

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements. Also, prices for oil and prices for natural gas do not necessarily move in tandem. Declines in oil or natural gas prices would not only reduce revenue but could reduce the amount of oil and natural gas that can be economically produced from the underlying properties.

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in January 2015. Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $2.60 per Mcf in February 2015. In addition, forecasted prices for both oil and gas for 2015 have also declined.

Whiting entered into hedge contracts, which were structured as costless collar arrangements and were conveyed to the Trust to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. However, all such costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on the Trust assets. As a result, the amounts of the cash distributions may fluctuate significantly as a result of changes in commodity prices because there are no hedge contracts in place to reduce the Trust’s exposure to oil and natural gas price volatility.

Lower oil, natural gas and natural gas liquids prices will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids, including the recent substantial price declines in late 2014 that have continued into 2015, will likely materially reduce the amount of cash available for distribution to Trust unitholders.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by Whiting upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. The reserves attributable to the underlying properties declined 9.2% from December 31, 2013 to December 31, 2014. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% between 2015 and 2021, assuming the level of developmental drilling and investments on the underlying properties as assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. As of December 31, 2014, the percentage of remaining reserves expected to be produced during the term of the NPI was 54.5%. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE has been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect to the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI).

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

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the “standardized measure” value attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids. For example, the reserve estimates in the reserve report have been derived from NYMEX oil and gas prices of $94.99 per Bbl and $4.35 per Mcf, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2014, pursuant to current SEC and FASB guidelines. This compares to the average NYMEX oil and gas prices for the month of January 2015 which were $56.52 per Bbl and $3.19 per Mcf, respectively.

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

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depends upon, among other things, oil, natural gas and natural gas liquids production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. Please read “— Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing…” above in these Risk Factors for a discussion of the uncertainty involved in the regulation of hydraulic fracturing. Also, Whiting’s oil, natural gas liquids and natural gas production depends in large part on the proximity and capacity of pipeline systems and transportation facilities which are mostly owned by third parties. The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans. Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

Also, for example, there have been recent accidents involving rail cars carrying crude oil, which resulted in the U.S. Department of Transportation (the “DOT”) issuing an emergency order on February 25, 2014 that requires rail shippers to test the makeup of such crude oil before transporting it. This move follows the safety alert the DOT issued in January 2014 that Bakken formation crude oil is more flammable than other types of crude oil and has been followed by additional emergency orders and safety advisories and alerts. An accident involving rail cars could result in significant personal injuries and property and environmental damage. Additionally, added regulations currently being considered in response to such accidents could result in additional costs that could reduce proceeds available for distribution.

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

At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water resources. In addition, the EPA is currently studying wastewater and stormwater discharges from hydraulic fracturing facilities. A proposed rule to amend the Effluent Limitations Guidelines and Standards for the oil and gas extraction category which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works is expected in early 2015. The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan. As part of this strategy, the EPA will propose in the summer of 2015 a rule to set methane and volatile organic compound emissions standards for new and modified oil and natural gas wells. The final rule is expected in 2016. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior released a draft proposed rule in May 2012 governing hydraulic fracturing on federal and Indian oil and natural gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing and monitoring of well-stimulation operations, and on May 24, 2013 the Federal Bureau of Land Management issued a revised draft of the proposed rule. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

In addition, on July 3, 2014, a major university and U.S. Geological Survey researchers published a study purporting to find a causal connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma since 2008. Such studies may trigger new legislation or regulations that would limit or ban the disposal of hydraulic fracturing wastewater in deep injection wells. If such new laws or rules are adopted, operations on the underlying properties may be curtailed while alternative treatment and disposal methods are developed and approved, or the costs of operations on the underlying properties may increase, which could reduce cash distributions by the Trust and the value of Trust units.

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

Whiting is currently designated as the operator of approximately 54% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2014. However, for the 46% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

The demand for qualified and experienced field personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Additionally, operations on the underlying properties in some instances require supply materials such as CO2 for production which could become subject to shortage and increasing costs. Shortages of field personnel, drilling rigs, equipment, supplies or personnel or price increases could delay or adversely affect the amount of cash available for distribution to the Trust unitholders, or restrict operations on the underlying properties.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the CAA, including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations; a petition for review by the U.S. Supreme Court has not yet been filed and would be due in April 2013. In November 2010, the EPA published its final rule expanding its existing GHG monitoring and reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The underlying properties are subject to these reporting requirements.

In June 2014, the Supreme Court upheld most of the EPA’s GHGs permitting requirements, allowing the agency to regulate the emission of GHGs from stationary sources already subject to the PSD and Title V requirements. Certain of Whiting’s equipment and installations may currently be subject to PSD and Title V requirements and hence, under the Supreme Court’s ruling, may also be subject to the installation of controls to capture GHGs. For any equipment or installation so subject, Whiting may have to incur increased compliance costs to capture related GHGs emissions, which could reduce cash distributions by the Trust and the value of Trust units.

The EPA took additional action under the CAA in June 2014. In accordance with President Obama’s Climate Action Plan, on June 18, 2014, the EPA proposed rules to reduce carbon emissions from electric generating units. The proposal, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2020, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 30% from 2005 levels. As proposed, states are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. It is not possible at this time to predict what requirements might be adopted by the EPA in the final rule expected in 2015, or how any such final rule would impact operations on the underlying properties.

In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, greenhouse gas permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The final cap-and-trade system began on January 1, 2012, and legally enforceable compliance obligations began with 2013 emissions. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for oil, natural gas liquids and natural gas produced. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to the Trust unitholders.

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

Whiting operates approximately 54% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2014. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates.

Whiting’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

The financial results of the Trust may differ from the financial results of Whiting USA Trust I.

Whiting previously participated in the formation and initial public offering of Whiting USA Trust I on April 30, 2008 and Whiting USA Trust I recently announced i) the termination of its NPI effective January 28, 2015 and ii) the wind-down process, including that it will make no final distribution. Given the differences in assets comprising the underlying properties, commodity prices, production and development costs, development schedule, operators of the underlying properties and regulatory environment, among other things, the historical results of operations of Whiting USA Trust I should not be relied on as an indicator of how Whiting USA Trust II will perform.

Under certain circumstances, the Trust provides that the Trustee may be required to reconvey to Whiting a portion of the NPI, which may impact how quickly 11.79 MMBOE are produced from the underlying properties for purposes of the NPI.

If Whiting is notified by a person with whom Whiting is a party to a contract containing a prior reversionary interest that Whiting is required to convey any of the underlying properties to such person or cease production from any well, then Whiting may provide such conveyance with respect to such underlying property or permanently cease production from such well. Such a reversionary interest typically results from the provisions of a joint operating agreement that governs the drilling of wells on jointly owned property and financial arrangements for instances where all owners may not want to make the capital expenditure necessary to drill a new well. The reversionary interest is created because an owner that does not consent to capital expenditures will not have to pay its share of the capital expenditure, but instead will relinquish its share of proceeds from the well until the consenting owners receive payout (or a multiple of payout) of their capital expenditures. In such case, Whiting may request the Trustee to reconvey to Whiting the NPI with respect to any such underlying property or well. The Trust will not receive consideration for any such reconveyance of a portion of the NPI and, any such reconveyance of a portion of the NPI may extend the time it takes 11.79 MMBOE (10.61 MMBOE at the 90% NPI) to be produced from the underlying properties for purposes of the NPI.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are long-lived, predominately producing properties located primarily in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,314 gross (388.7 net) producing oil and natural gas wells located in 48 predominately mature fields with established production profiles in 10 states. As of December 31, 2014, approximately 99.3% of estimated proved reserves attributable to the Trust were classified as proved developed producing reserves, 0.5% were classified as proved developed non-producing reserves and 0.2% were classified as proved undeveloped reserves. For the year ended December 31, 2014, the net production attributable to the underlying properties was 1,586 MBOE or 4,346 BOE/d. Whiting operates approximately 54% of the underlying properties based on the December 31, 2014 reserve report standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of at least 11.79 MMBOE (10.61 MMBOE at the 90% NPI) of production from the underlying properties. As of December 31, 2014, on a cumulative accrual basis 4.60 MMBOE (43%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve balance of 6.01 MMBOE (at the 90% NPI) is expected to be produced prior to December 31, 2021 based on the Trust’s year-end 2014 reserve report. Since the Trust is not currently expected to contractually terminate until December 31, 2021, however, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2014 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 6.60 MMBOE as of December 31, 2014, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. The rate of future production cannot be predicted with certainty, and the Trust’s 10.61 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

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

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% from 2015 through the estimated December 31, 2021 NPI termination date, assuming no additional developmental drilling or investments other than those assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if future development is delayed, reduced, or cancelled.

Reserves

As of December 31, 2014, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2014 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2014) attributable to i) the Trust based on the term of its NPI, and ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(3) (90% NPI through December 2021)			Underlying Properties (100% Full Economic Life)
	Oil(4) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(4) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves(1):
Developed	5,337	7,463	6,581	11,253	13,014	13,422
Undeveloped	15	-	15	26	-	26

Total proved—December 31, 2014	5,352	7,463	6,596	11,279	13,014	13,448

Standardized measure(2)			$168,199			$239,585

(1)

Oil and gas reserve quantities have been derived from NYMEX oil and gas prices of $94.99 per Bbl and $4.35 per Mcf, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2014, pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of January 2015 were $56.52 per Bbl and $3.19 per Mcf, respectively.

(2)

Standardized measure of discounted future net cash flows as of December 31, 2014. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(3)

The Trust’s estimated proved reserves as of December 31, 2014 on a 90% basis were 6,596 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(4)	Oil includes natural gas liquids.

Proved reserves.  Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production and development expenditures required to produce the proved reserves as of December 31, 2014. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2014 to December 31, 2014, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2014, revisions to previous estimates decreased proved reserves by a net amount of 133 MBOE. These revisions mainly consisted of lower crude oil and natural gas pricing incorporated into the Company’s reserve estimates at December 31, 2014 as compared to December 31, 2013.

Preparation of reserves estimates.  Whiting has advised the Trustee that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver and Midland offices to review field performance. Following these reviews the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm. The primary contact at CG&A is Mr. Robert D. Ravnaas, President. Mr. Ravnaas is a State of Texas Licensed Professional Engineer. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has 30 years of acquisition and reservoir engineering experience, holds a Bachelor’s degree in Petroleum Engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.

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

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2014.

	Number of Fields	Developed Acreage		Undeveloped Acreage		Total Acreage
Region		Gross	Net	Gross	Net	Gross	Net
Permian Basin	17	32,977	24,393	2,000	942	34,977	25,335
Rocky Mountains	14	35,494	14,030	803	56	36,297	14,086
Gulf Coast	8	11,257	4,382	470	153	11,727	4,535
Mid-Continent	9	3,257	1,842	80	72	3,337	1,914

Total	48	82,985	44,647	3,353	1,223	86,338	45,870

The following is a summary of the producing wells on the underlying properties as of December 31, 2014:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	292	262.5	942	92.8	1,234	355.3
Natural gas	34	29.1	46	4.4	80	33.5

Total	326	291.6	988	97.2	1,314	388.8

The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were three wells that were in the process of being drilled as of December 31, 2014.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	8	0.27	8	0.43	4	0.05
Natural gas wells	2	0.03	-	-	-	-
Dry	-	-	-	-	-	-

Total	10	0.30	8	0.43	4	0.05

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2014	2013	2012
Net sales volumes:
Oil production (MBbl)(1)	1,229	1,319	1,396
Natural gas production (MMcf)	2,141	2,312	2,636
Total production (MBOE)	1,586	1,704	1,836
Average daily production (MBOE/d)	4.3	4.7	5.0
Rangely field sales volumes(2):
Oil production (MBbl)(1)	181	184	182
Natural gas production (MMcf)	-	-	-
Total production (MBOE)	181	184	182
Average sales prices:
Oil (per Bbl)(1)	$80.86	$87.27	$84.22
Natural gas (per Mcf)	$5.39	$4.84	$4.57
Production costs per BOE(3)	$28.32	$25.73	$22.55

(1)	Oil includes natural gas liquids.
(2)

The Rangley field was the only field that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2014 and as of December 31, 2013. There were no fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2012.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $2.7 million ($1.68/BOE), $3.0 million ($1.74/BOE), and $4.0 million ($2.17/BOE) for the years ended December 31, 2014, 2013 and 2012, respectively.

Producing wells the Trust has an interest in or operates are part of eight enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts, and aggregate production from such enhanced oil recovery fields averaged 1,116 BOE/d during 2014 or 26% of 2014 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Other than the underlying properties’ commitment of 11.79 MMBOE to the Trust pursuant to the terms of the NPI, neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. However, even this broad distribution may not provide protection against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2014, approximately 54% of these properties were operated by Whiting. Based on annual 2014 production attributable to the underlying properties, approximately 78% of production was crude oil and natural gas liquids and 22% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Permian Basin Region.  The Permian Basin region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New

Mexico. These properties consist of 17 fields, of which Whiting operates wells in 12 of these fields. The major fields in this region, include the Keystone South field that produces from the Clear Fork, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2014, the net production attributable to the underlying properties in the region was 697.1 MBOE or 1.9 MBOE/d.

Rocky Mountains Region.  The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 14 fields of which Whiting operates wells in five of these fields. The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting-operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2014, the net production attributable to the underlying properties in the region was 643.3 MBOE or 1.8 MBOE/d.

Gulf Coast Region.  The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four of these fields. The major field in this region is the Whiting-operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2014, the net production attributable to the underlying properties in the region was 163.6 MBOE or 0.4 MBOE/d.

Mid-Continent Region.  The underlying properties in the Mid-Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of nine fields of which Whiting operates wells in five of these fields. The major field in this region is the Whiting-operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2014, the net production attributable to the underlying properties in the region was 82.1 MBOE or 0.2 MBOE/d.

Abandonment and Sale of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate these properties if they were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2014, 2013 and 2012, there were 4, 2 and 2 gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the NPI associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. During 2014, Whiting had no divestitures of Trust properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units commenced trading on the New York Stock Exchange on March 23, 2012 under the symbol “WHZ.” Prior to March 23, 2012, there was no established public trading market for the Trust units. The high and low sales prices per unit for each quarter in 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013
	High	Low	High	Low
First quarter (January 1 through March 31)	$13.94	$12.63	$17.63	$14.27
Second quarter (April 1 through June 30)	$13.84	$11.13	$14.64	$12.67
Third quarter (July 1 through September 30)	$13.33	$11.82	$14.06	$12.49
Fourth quarter (October 1 through December 31)	$12.39	$5.15	$14.48	$12.51

At December 31, 2014, the 18,400,000 units outstanding were held by two unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2014 and 2013 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit.

2014 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$12,191,071	$200,000	$4,744	$0.651431
Second quarter	12,595,181	250,000	3,157	0.670762
Third quarter	15,504,352	250,000	6,297	0.828699
Fourth quarter	12,071,864	250,000	8,811	0.642014

Total	$52,362,468	$950,000	$23,009	$2.792906

2013 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$12,180,733	$200,000	$5,665	$0.650819
Second quarter	11,936,618	300,000	9,646	0.631901
Third quarter	13,814,090	200,000	9,832	0.739362
Fourth quarter	16,553,937	200,000	10,079	0.888253

Total	$54,485,378	$900,000	$35,222	$2.910335

Subsequent to year end, on March 2, 2015, a distribution of $0.327255 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2015. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $6.2 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $0.9 million (90% of the $1.0 million) for commodity derivative contracts settled from October through December 2014, less a provision of $150,000 for estimated Trust expenses and $5,010 for Montana state income tax withholdings.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2014.

Item 6. Selected Financial Data

The Trust was formed on December 5, 2011, however, the conveyance of the NPI did not occur until March 28, 2012. As a result, the Trust did not recognize any income or make any distributions until the second quarter of 2012. The following table sets forth selected data for the Trust for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 based on the Trust’s audited financial statements:

	Year Ended December 31,
	2014	2013	2012
Income from net profits interest	$52,362,468	$54,485,378	$49,023,153
Distributable income	$51,389,459	$53,550,156	$48,014,798
Distributable income per unit	$2.792906	$2.910335	$2.609500

	December 31,
	2014	2013	2012
Trust corpus	$57,788,930	$144,990,141	$171,354,819
Total assets at year-end	$58,079,018	$145,211,292	$171,515,701
Trust units outstanding	18,400,000	18,400,000	18,400,000

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

This document contains forward-looking statements, which include expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.

Overview and Trust Termination

The Trust was formed on December 5, 2011, however, the conveyance of the NPI did not occur until March 28, 2012. As a result, the Trust did not recognize any income or make any distributions until the second quarter of 2012. The NPI was conveyed effective for production from the underlying properties starting from January 1, 2012. Therefore, the Trust’s first quarterly distribution paid on May 30, 2012 consisted of an amount in cash paid by Whiting for net proceeds generated from the underlying properties since the January 1, 2012 effective date through March 31, 2012.

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which is in turn subject to commodity hedge contracts through December 31, 2014 (which effects will impact the February 2015 distribution and cease thereafter). The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2014. The 2014 NPI distributions are mainly affected, however, by October 2013 through September 2014 oil prices and September 2013 through August 2014 natural gas prices.

	2012				2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil (per Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12
Natural gas (per MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in January 2015. Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $2.60 per Mcf in February 2015. In addition, forecasted prices for both oil and gas for 2015 have also declined. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in recent past. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2015 distribution, there will be no cash settlement gains or losses on commodity derivatives, and the Trust will have increased exposure to oil and natural gas price volatility.

Trust termination.  The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2014, on a cumulative accrual basis, 4.60 MMBOE (43%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 336 MBOE, which is 90% of 374 MBOE, were distributed to the unitholders in the Trust’s February 2015 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2014. Since the net profits interest is not currently expected to contractually terminate until December 31, 2021, however, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2014 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the net profits interest occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 6.60 MMBOE as of December 31, 2014, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. For additional discussion relating to the assumptions underlying the estimated date when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate, see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

Impairment of Net Profits Interest.  As of December 31, 2014, the Trust’s investment in the NPI with a carrying value of $120.6 million was written down to its fair value of $57.8 million, resulting in a $62.8 million impairment charged directly to Trust corpus. The write-down of the investment in NPI is related to the decrease in the forward price curve for crude oil and natural gas as of December 31, 2014.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the reserve report of $27.5 million estimated to be spent over seven years. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. With respect to the underlying properties, Whiting expects, but is not obligated, to implement the development strategies described below relative to each of the following regions. With respect to fields for which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures relative to such fields. Please read “Risk factors — Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” Information relating to planned capital expenditures and development activities relating to fields for which Whiting is not the operator represent Whiting’s most recent understanding of the planned expenditures and activities of the operator thereof.

During each twelve-month period beginning on the later to occur of (1) December 31, 2017 and (2) the time when 8.24 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 7.41 MMBOE attributable to the 90% NPI) (in either case, the “capital expenditure limitation date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the capital expenditure limitation date, divided by (y) three. Commencing on the capital expenditure limitation date and each anniversary of the capital expenditure limitation date thereafter, the average annual capital expenditure amount will be increased by 2.5% to account for expected increased costs due to inflation.

Region/Field/Description	2015 – 2021 Planned Capital Expenditures (in millions)	Gross Wells	Net Wells
Rocky Mountains
Rangely — CO2 and maintenance capital	$16.3	-	-
Rangely — drill wells	0.7	5	0.2
Garland — maintenance capital	9.9	-	-

Rocky Mountains Total	$26.9	5	0.2

Permian Basin
DEB — recompletions	$0.6	1	1.0

Permian Basin Total	$0.6	1	1.0

Total	$27.5	6	1.2

Rocky Mountains Region.  The Rangely field, operated by Chevron Corporation, is located in Rio Blanco County, Colorado. This field was discovered in 1931 with development drilling commencing in 1943. The field is currently producing under the tertiary recovery process of CO2 injection. The underlying properties include a 4.6% working interest in the Rangely Weber Sand Unit. Capital is expended each year to purchase CO2 for injection in the field, and capital is also expended for the drilling of additional wells to optimize field recovery. According to information provided by the operator, the 2015 estimated capital expenditures are $4.2 million allocated to the underlying properties’ interest and are comprised of development drilling activities, plant and equipment expenditures and CO2 purchases. These capital expenditures scheduled for 2015 include the drilling of four development wells and one injector well. After 2015, Whiting estimates that this level of drilling and facility expenditures as well as CO2 purchases will continue through 2021 and will total approximately $12.8 million as allocated to the underlying properties’ interest. Although Whiting is not aware of any other development plans by Chevron or other operators of the underlying properties in this region, these operators may propose capital expenditures in the future. Additionally, although Whiting has not identified any future capital expenditures for the Whiting operated fields in the Rocky Mountains region at this time, further study or offsetting drilling activity may result in capital expenditures in the future.

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

Permian Basin Region.  Whiting operates the DEB field in Gaines County, Texas, which produces from the Wolfcamp zone. Whiting plans to recomplete one well from the currently completed zone to another zone expected to be productive in the wellbore. This recompletion is scheduled to be performed in 2018 when the currently producing zones reach their economic limit. The capital expenditures necessary to perform this recompletion are estimated at approximately $0.6 million allocated to the underlying properties’ interest. Although Whiting has not identified future capital expenditures for any other operated fields in the Permian Basin at this time, further study or offsetting development activity may result in additional capital expenditures in the future. Additionally, although Whiting is not aware of any other development plans by other operators of the underlying properties in the Permian Basin, these operators may propose capital expenditures in the future.

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

Results of Trust Operations

Comparison of Results of the Trust for the Years Ended December 31, 2014 and 2013

The following is a summary of income from net profits interest and distributable income received by the Trust for the years ended December 31, 2014 and 2013, consisting of the February, May, August and November distributions for each respective year:

Trust Results
	Year Ended December 31,
	2014		2013
Sales volumes:
Oil from underlying properties (Bbl)(a)	1,211,674	(c)	1,299,274	(e)
Natural gas from underlying properties (Mcf)	2,247,335	(c)	2,374,890	(e)

Total production (BOE)	1,586,230		1,695,089
Average sales prices:
Oil (per Bbl)(a)	$86.81		$84.94
Natural gas (per Mcf)	$5.48	(d)	$4.73	(d)
Costs (per BOE):
Lease operating expenses	$27.86		$25.98
Production taxes	$3.86		$3.69
Revenues:
Oil sales(a)	$105,189,084	(c)	$110,357,643	(e)
Natural gas sales	12,306,504	(c)	11,235,608	(e)

Total revenues	$117,495,588		$121,593,251

Costs:
Lease operating expenses	$44,192,214		$44,036,270
Production taxes	6,124,418		6,254,301
Development costs	8,998,437		10,763,371
Cash settlements on commodity derivatives(b)	-		-

Total costs	$59,315,069		$61,053,942

Net proceeds	$58,180,519		$60,539,309
Net profits percentage	90%		90%

Income from net profits interest	$52,362,468		$54,485,378

Provision for estimated Trust expenses	950,000		900,000
Montana state income tax withheld	23,009		35,222

Distributable income	$51,389,459		$53,550,156

(a)	Oil includes natural gas liquids.
(b)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2014 (consisting of Whiting’s February 2014, May 2014, August 2014 and November 2014 distributions to the Trust) generally represent crude oil production from October 2013 through September 2014 and natural gas production from September 2013 through August 2014.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013, May 2013, August 2013 and November 2013 distributions to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

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

Revenues.  Oil and natural gas revenues were $4.1 million (or 3%) lower in 2014 compared to 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower oil and natural gas production volumes, which were partially offset by higher realized oil and natural gas prices. The average sales price realized increased for crude oil by 2% and for natural gas by 16% between periods. Oil production volumes declined by 88 MBbls (or 7%) in 2014 compared to 2013 primarily due to i) normal field production decline, ii) four wells that were shut-in for a portion of the 2014 period and iii) one well that was temporarily abandoned at the end of 2013. The decline in oil production between periods was partially offset, however, by two workover wells and one newly drilled well that came online during the last twelve months and differences in timing associated with revenues received from non-operated properties. Gas production volumes declined by 128 MMcf (or 5%) between periods primarily due to normal field production decline and three wells that were shut-in for a portion of the 2014 period. The decline in gas production was partially offset, however, by i) two recompleted wells and one newly drilled well that came online during the last twelve months and ii) differences in timing associated with revenues received from non-operated properties. Based on the December 31, 2014 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% from 2015 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses.  Lease operating expenses (“LOE”) increased $0.2 million (or less than 1%) during the year ended December 31, 2014 compared to the same 2013 period primarily due to i) higher workover and electricity costs of $0.6 million and $0.3 million, respectively and ii) a $0.2 million increase in labor costs on Whiting-operated properties. These increases were partially offset by a decrease in ad valorem taxes of $0.9 million between periods. The higher overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 7% between periods, from $25.98 in 2013 to $27.86 in 2014.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent at 5.2% and 5.1% during 2014 and 2013, respectively. Overall production taxes in 2014, however, decreased $0.1 million (or 2%) as compared to 2013 primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.  Development costs were $1.8 million (or 16%) lower in 2014 as compared 2013. This decrease was primarily due to i) fewer recompletions in the Keystone South field of $1.4 million, ii) reduced drilling activity in the Sandtank Bone Spring field of $0.9 million and iii) lower drilling and facility expansion costs in the Rangely Weber field of $0.8 million. These development cost decreases were partially offset, however, by a well recompletion in the DEB field of $1.2 million during the year ended December 31, 2014.

Results of the Trust for the Year Ended December 31, 2013 Compared to the Pro Forma Results of the Trust for the Year Ended December 31, 2012

Presented below is a summary of the Trust’s income from net profits interest and distributable income for the year ended December 31, 2013, consisting of the February 2013, May 2013, August 2013 and November 2013 distributions received by the Trust. In addition, because the Trust had not engaged in any activities during the three months ended March 31, 2012 other than organizational activities, pro forma income from net profit interest and distributable income for the Trust for the year ended December 31, 2012 has been presented, so that investors can review comparative results of operations for the Trust for the 2013 and 2012 periods. The Trust’s pro forma results of operations for the year ended December 31, 2012 have been presented on a modified cash basis of accounting in the table below. This basis of presentation is consistent with the Trust’s financial statements, which have also been prepared on a modified cash basis as described in Note 2 to the Trust’s Financial Statements included in this Annual Report on Form 10-K.

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

Trust Results
	Year Ended December 31, 2013		Pro Forma Year Ended December 31, 2012(e)
Sales volumes:
Oil from underlying properties (Bbl)(a)	1,299,274	(c)	1,353,169	(f)
Natural gas from underlying properties (Mcf)	2,374,890	(c)	2,683,616	(f)

Total production (BOE)	1,695,089		1,800,438
Average sales prices:
Oil (per Bbl)(a)	$84.94		$86.32
Natural gas (per Mcf)	$4.73	(d)	$5.03	(d)
Costs (per BOE):
Lease operating expenses	$25.98		$23.29
Production taxes	$3.69		$3.93
Revenues:
Oil sales(a)	$110,357,643	(c)	$116,808,893	(f)
Natural gas sales	11,235,608	(c)	13,493,055	(f)

Total revenues	$121,593,251		$130,301,948

Costs:
Lease operating expenses	$44,036,270		$41,929,928
Production taxes	6,254,301		7,082,755
Development costs	10,763,371		6,877,032
Cash settlements on commodity derivatives(b)	-		-

Total costs	$61,053,942		$55,889,715

Net proceeds	$60,539,309		$74,412,233
Net profits percentage	90%		90%

Income from net profits interest	$54,485,378		$66,971,010

Provision for estimated Trust expenses	900,000		1,068,750	(g)
Montana state income tax withheld	35,222		59,585	(h)

Distributable income	$53,550,156		$65,842,675

(a)	Oil includes natural gas liquids.

(b)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013, May 2013, August 2013 and November 2013 distributions to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

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

(f)

Pro forma oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s pro forma February 2012 distribution and actual May 2012, August 2012 and November 2012 distributions to the Trust) generally represent crude oil production from October 2011 through September 2012 and natural gas production from September 2011 through August 2012.

(g)

For the year ended December 31, 2012, actual expenses from the May 2012, August 2012 and November 2012 distributions were $975,000 and the pro forma Trust expenses for the pro forma February 2012 distribution were $93,750.

(h)

Pro forma Montana state income tax withheld assumes that for Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust for oil and gas sales revenue in Montana.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the years ended December 31, 2014, 2013 and 2012. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the year ended December 31, 2014, Whiting incurred $1.5 million of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and Whiting has no obligation to lend funds to the Trust. If the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

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

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2014 to make future payments during the specified time periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years(d)
Delaware Trustee fees(a)	$24,500	$3,500	$7,000	$7,000	$7,000
Trustee administrative service fees(b)	1,292,854	175,000	354,375	372,315	391,164
Whiting administrative service fees(c)	1,400,000	200,000	400,000	400,000	400,000

Total	$2,717,354	$378,500	$761,375	$779,315	$798,164

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.
(b)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $175,000 per year, which escalates annually by 2.5% starting in 2017.
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

(d)

The “more than 5 years” period represents obligations through the December 2021 estimated Trust termination date, based on the Trust’s 2015 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2014 applicable to the Trust or its financial statements.

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

All amounts included in the Trust’s financial statements are based on cash amounts received or disbursed, or on the carrying value of the net profits interests, which was derived from the historical cost of the interests at the date of their transfer from Whiting less accumulated amortization and impairment charges to date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2014, however, the NPI was subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which reduced the NPI’s exposure to crude oil price volatility.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. The hedge contracts consisted of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association and were in place during the 2014, 2013 and 2012 periods presented in the Annual Report on Form 10-K. However, all hedging contracts terminated as of December 31, 2014, which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. The amounts received by Whiting from the counterparty upon settlements of these hedge contracts , if any, reduced the production and development costs related to the underlying properties when calculating the net proceeds. Commodity derivative contracts that settled from October through December 2014 provided cash receipts of $0.9 million (90% of the $1.0 million) which were included in the February 2015 distribution to Trust unitholders. For a discussion of the February 2015 distribution, see Note 8 to the Financial Statements included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K on the pages indicated:

INDEX TO WHITING USA TRUST II FINANCIAL STATEMENTS

Financial Statements — as of December 31, 2014 and 2013 and for the Years ended December 31, 2014, 2013 and 2012
Report of Independent Registered Public Accounting Firm	58
Statements of Assets, Liabilities and Trust Corpus – Modified Cash Basis	59
Statements of Distributable Income – Modified Cash Basis	59
Statements of Changes in Trust Corpus – Modified Cash Basis	59
Notes to Modified Cash Basis Financial Statements	60

Underlying Properties of Whiting Petroleum Corporation Statement of Historical Revenues and Direct Operating Expenses — for the Year ended December 31, 2011
Report of Independent Registered Public Accounting Firm	70
Statement of Historical Revenues and Direct Operating Expenses	71
Notes to Statement of Historical Revenues and Direct Operating Expenses	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust II

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus - modified cash basis of Whiting USA Trust II (the “Trust”) as of December 31, 2014 and 2013, the related statements of distributable income and changes in trust corpus - modified cash basis for the years ended December 31, 2014, 2013, and 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust II as of December 31, 2014 and 2013, and its distributable income and changes in trust corpus for the years ended December 31, 2014, 2013, and 2012, on the comprehensive basis of accounting described in Note 2 to the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 13, 2015

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2014	2013
ASSETS
Cash and short-term investments	$290,098	$221,161
Investment in net profits interest, net	57,788,920	144,990,131

Total assets	$58,079,018	$145,211,292

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$290,088	$221,151
Trust corpus (18,400,000 Trust units issued and outstanding at December 31, 2014 and 2013)	57,788,930	144,990,141

Total liabilities and Trust corpus	$58,079,018	$145,211,292

Statements of Distributable Income

	Year Ended December 31,
	2014	2013	2012
Income from net profits interest	$52,362,468	$54,485,378	$49,023,153
General and administrative expenses	(881,063)	(839,731)	(814,118)
Cash reserves withheld for current Trust expenses	(68,937)	(60,269)	(160,882)
State income tax withholding	(23,009)	(35,222)	(33,355)

Distributable income	$51,389,459	$53,550,156	$48,014,798

Distributable income per unit	$2.792906	$2.910335	$2.609500

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2014	2013	2012
Trust corpus, beginning of period	$144,990,141	$171,354,819	$10
Investment in net profits interest	-	-	194,032,491
Distributable income	51,389,459	53,550,156	48,014,798
Distributions to unitholders	(51,389,459)	(53,550,156)	(48,014,798)
Impairment of investment in net profits interest	(62,805,613)	-	-
Amortization of investment in net profits interest	(24,395,598)	(26,364,678)	(22,677,682)

Trust corpus, end of period	$57,788,930	$144,990,141	$171,354,819

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%-owned subsidiary of Whiting, to the Trust. The term NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2014, these oil and gas properties included interests in approximately 1,314 gross (388.7 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of December 31, 2014 on a cumulative accrual basis, 4.60 MMBOE (43%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve quantities of 6.01 MMBOE (at the 90% NPI) are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2014. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2014 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI are estimated to be 6.60 MMBOE as of December 31, 2014.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of December 31, 2014 and 2013, the Trust had no outstanding borrowings.

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

e)

Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect distributable income; and

f)

The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. The fair value of the NPI is determined using the expected net discounted future cash flows from the underlying properties that are attributable to the net profits interest. The determination of whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation.

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

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Chevron USA	15%	15%	14%
Plains Marketing, LP	15%	14%	16%
Phillips 66 Company	11%	12%	8%
Marathon Oil Corporation	11%	11%	11%

There is significant competition among purchasers of crude oil and natural gas, and if Whiting were to lose any of its largest purchasers of oil and gas from the underlying properties, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2014 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Net Profits Interest Conveyance — Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012), and was calculated as follows:

Oil and gas properties	$368,785,829
Accumulated depletion	(174,625,538)

Oil and gas properties, net	194,160,291
Derivative liability	(127,800)

Net predecessor cost of net profits interest conveyed to the Trust	$194,032,491

Accumulated amortization of the investment in net profits interest as of December 31, 2014 and 2013 was zero and $49.0 million, respectively.

Impairment of Net Profits Interest — As of December 31, 2014, the investment in net profits interest with a carrying value of $120.6 million was written down to its fair value of $57.8 million, resulting in a $62.8 million impairment charged directly to Trust corpus and which does not affect distributable income. The write-down of the investment in NPI is related to the decrease in the forward price curve for crude oil and natural gas as of December 31, 2014. The fair value of the investment in net profits interest contains unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on sales contract terms or NYMEX forward price curves as of December 31, 2014 (adjusted for basis differentials); estimated operating, development, and general and administrative expenses; estimated state income tax withholdings; and a risk-adjusted discount rate.

As of December 31, 2013, no such impairment of the investment in net profits interest had occurred.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows:

	Year Ended December 31,
	2014		2013		2012
Revenues:
Oil sales(a)	$105,189,084	(c)	$110,357,643	(d)	$86,089,470	(e)
Natural gas sales	12,306,504	(c)	11,235,608	(d)	8,177,660	(e)

Total revenues	117,495,588		121,593,251		94,267,130

Costs:
Lease operating expenses	44,192,214		44,036,270		30,624,146
Production taxes	6,124,418		6,254,301		5,017,008
Development costs	8,998,437		10,763,371		4,155,806
Cash settlements on commodity derivatives(b)	-		-		-

Total costs	59,315,069		61,053,942		39,796,960

Net proceeds	58,180,519		60,539,309		54,470,170
Net profits percentage	90%		90%		90%

Income from net profits interest	$52,362,468		$54,485,378		$49,023,153

(a)	Oil includes natural gas liquids.
(b)

There were no realized gains or losses on hedge settlements during the years ended December 31, 2014, 2013 or 2012. All costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2014 (consisting of Whiting’s February 2014, May 2014, August 2014 and November 2014 distributions to the Trust) generally represent crude oil production from October 2013 through September 2014 and natural gas production from September 2013 through August 2014.

(d)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013, May 2013, August 2013 and November 2013 distributions to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

(e)

Oil and gas sales volumes and related revenues for the year ended December 31, 2012 (consisting of Whiting’s May 2012, August 2012 and November 2012 distributions to the Trust) generally represent crude oil production from January 2012 through September 2012 and natural gas production from January 2012 through August 2012.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $23,009, $35,222 and $33,355 related to Montana state income taxes for the years ended December 31, 2014, 2013 and 2012, respectively. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

7. RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the years ended December 31, 2014, 2013 and 2012, Whiting incurred $1.5 million, $1.2 million and $1.0 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Total overhead charges	$1,746,380	$1,687,077	$1,306,663
Overhead charge per month per active operated well	$446	$431	$400

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2014, 2013 and 2012 includes $200,000, $200,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2014, 2013 and 2012 includes $175,000, $175,000 and $131,250, respectively, for administrative fees paid to the Trustee.

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

8. SUBSEQUENT EVENTS

On March 2, 2015, a distribution of $0.327255 per Trust unit was paid to Trust unitholders owning Trust units as of February 19, 2015. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $6.2 million paid by Whiting to the Trust, which is inclusive of cash receipts totaling $0.9 million (90% of the

$1.0 million) for commodity derivative contracts settled from October through December 2014, less a provision of $150,000 for estimated Trust expenses and $5,010 for Montana state income tax withholdings.

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

WHITING USA TRUST II

Unaudited Pro Forma Statements of Distributable Income

	Year Ended December 31, 2012
Historical Results
Distributable income, as reported	$48,014,798
Pro Forma Adjustments
Income from net profits interest	17,947,857	(a)
Less:
Trust general and administrative expenses	(93,750	)(b)
State income tax withholding	(26,230	)(c)

Distributable income	$65,842,675

Distributable income per unit	$3.578406

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

As of December 31, 2014, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are computed.

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2012, 2013 and 2014:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2012(1)	8,278	13,982	10,608
Revisions to previous estimates	458	274	503
Extensions and discoveries	4	3	5
Divestitures	-	-	-
Production	(1,257)	(2,372)	(1,652)

Balance — December 31, 2012(1)	7,483	11,887	9,464

Revisions to previous estimates	178	140	201
Extensions and discoveries	17	4	18
Divestitures	-	-	-
Production	(1,187)	(2,081)	(1,534)

Balance — December 31, 2013(1)	6,491	9,950	8,149

Revisions to previous estimates	(40)	(561)	(133)
Extensions and discoveries	7	1	7
Divestitures	-	-	-
Production	(1,106)	(1,927)	(1,427)

Balance — December 31, 2014(1)	5,352	7,463	6,596

Proved developed reserves:
January 1, 2012	8,175	13,812	10,477

December 31, 2012	7,446	11,848	9,421

December 31, 2013	6,475	9,950	8,133

December 31, 2014	5,337	7,463	6,581

Proved undeveloped reserves:
January 1, 2012	103	170	131

December 31, 2012	37	39	43

December 31, 2013	16	-	16

December 31, 2014	15	-	15

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2012 and as of December 31, 2012, 2013 and December 31, 2014 were 18.3 MMBOE, 15.8 MMBOE, 14.8 MMBOE and 13.4 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

Notable changes in proved reserves for the year ended December 31, 2014 included:

•

Revisions to previous estimates. In 2014, revisions to previous estimates decreased proved reserves by a net amount of 133 MBOE. These revisions mainly consisted of lower crude oil and natural gas pricing incorporated into the Company’s reserve estimates at December 31, 2014 as compared to December 31, 2013.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of December 31, 2014 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2014) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows:

	December 31,
	2014	2013	2012
Future cash inflows	$487,683,540	$616,381,470	$707,151,510
Future production costs	(243,640,080)	(287,849,430)	(318,880,620)
Future development costs	(24,752,520)	(28,361,160)	(23,669,280)

Future net cash flows	219,290,940	300,170,880	364,601,610
10% annual discount for estimated timing of cash flows	(51,092,370)	(75,106,440)	(98,212,140)

Standardized measure of discounted future net cash flows(1)	$168,198,570	$225,064,440	$266,389,470

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows:

	December 31,
	2014	2013	2012
Beginning of year	$225,064,440	$266,389,470	$323,597,250
Sale of oil and gas produced, net of production costs	(51,942,481)	(65,801,922)	(69,734,756)
Sale of minerals in place	-	-	-
Net changes in prices and production costs	(26,581,714)	3,010,352	(36,449,575)
Extensions and discoveries less related costs	243,861	(18,348)	161,892
Previously estimated development costs incurred during the period	4,569,246	4,452,623	5,379,659
Changes in estimated future development costs	(1,027,872)	(9,401,796)	(5,211,077)
Revisions of previous quantity estimates	(4,633,354)	(204,886)	16,286,352
Accretion of discount	22,506,444	26,638,947	32,359,725

End of year	$168,198,570	$225,064,440	$266,389,470

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2014 as follows:

	2014	2013	2012
Oil (per Bbl)	$83.26	$87.22	$86.55
Gas (per Mcf)	$5.64	$5.05	$5.00

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
Year Ended December 31, 2014	March 31	June 30	September 30	December 31	Total
Income from net profits interest	$12,191,071	$12,595,181	$15,504,352	$12,071,864	$52,362,468
Distributable income	$11,986,327	$12,342,024	$15,248,055	$11,813,053	$51,389,459
Distributions per unit	$0.651431	$0.670762	$0.828699	$0.642014	$2.792906

Year Ended December 31, 2013
Income from net profits interest	$12,180,733	$11,936,618	$13,814,090	$16,553,937	$54,485,378
Distributable income	$11,975,068	$11,626,972	$13,604,258	$16,343,858	$53,550,156
Distributions per unit	$0.650819	$0.631901	$0.739362	$0.888253	$2.910335

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Whiting Petroleum Corporation

Denver, Colorado

We have audited the accompanying statement of historical revenues and direct operating expenses of the Underlying Properties (the “Underlying Properties”) of Whiting Petroleum Corporation (“Whiting”) for the year ended December 31, 2011. This statement is the responsibility of Whiting’s management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Underlying Properties are not required to have, nor were we engaged to perform, an audit of the Underlying Properties’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Underlying Properties’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement was prepared to present the historical revenues and direct operating expenses as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 932-10-S99-2, Extractive Activities — Oil and Gas, “Financial Statements of Oil and Gas Exchange Offers,” which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as discussed in Note 2 to the statement, and is not intended to be a complete presentation of Whiting’s interests in the Underlying Properties.

In our opinion, the statement referred to above presents fairly, in all material respects, the historical revenues and direct operating expenses of the Underlying Properties for the year ended December 31, 2011, on the basis of accounting discussed in Note 2 to the financial statement.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 2, 2012

UNDERLYING PROPERTIES

STATEMENT OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES

(In thousands)

Year Ended December 31, 2011
Net Revenues:
Oil sales	$120,879
Natural gas sales	16,893

Total revenues	$137,772

Direct operating expenses:
Lease operating expenses	$39,377
Production taxes	7,536

Total direct operating expenses	$46,913

Excess of revenues over direct operating expenses	$90,859

The accompanying notes are an integral part of this statement.

UNDERLYING PROPERTIES

NOTES TO STATEMENT OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES

For the year ended December 31, 2011

1. UNDERLYING PROPERTIES

The accompanying statement presents the revenues and direct operating expenses for the year ended December 31, 2011 of net ownership interests in certain oil and natural gas properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States (the “Underlying Properties”) owned by Whiting Petroleum Corporation’s wholly-owned subsidiary Whiting Oil and Gas Corporation (“Whiting”). Immediately prior to the closing of the initial public offering of units of beneficial interest in Whiting USA Trust II (the “Trust”), Whiting conveyed to the Trust the right to receive 90% of the term net proceeds from these Underlying Properties (“Net Profits Interest”), with Whiting retaining title to the Underlying Properties.

2. BASIS OF PRESENTATION

The accompanying statement of historical revenues and direct operating expenses was derived from the historical accounting records of Whiting and is presented on the accrual basis of accounting before the effects of conveyance of the Net Profits Interest. Revenues and direct operating expenses relate to the historical net revenue interest and net working interest, respectively, in the Underlying Properties. Revenue from oil, natural gas and natural gas liquid sales is recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Revenues are reported net of existing overriding and other royalties due to third parties. Direct operating expenses include lease operating expenses and production and ad valorem taxes. The amounts presented represent 100% of Whiting’s interests in the historical revenues and direct operating expenses of the Underlying Properties.

During the period presented, the Underlying Properties were not accounted for as a separate division by Whiting and therefore certain costs such as depreciation, depletion and amortization, accretion of asset retirement obligation, general and administrative expenses, interest, corporate income taxes or other expenses of an indirect nature were not allocated to the individual properties. Due to the omission of these operating expenses of an indirect nature, the statement of historical revenues and operating expenses presented is not therefore indicative of the results of operations of the Underlying Properties or the Net Profits Interest prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Historical statements reflecting financial position, results of operations and cash flows from operating, investing and financing activities prepared in accordance with GAAP are not presented because the information necessary to prepare such statements is neither reasonably available on an individual property basis nor practicable to obtain in these circumstances. Accordingly, the statement of historical revenues and direct operating expenses of the Underlying Properties is presented in lieu of the financial statements required under Rule 3-01 and 3-02 of the SEC Regulation S-X and in accordance with FASB ASC Topic 932, Extractive Activities — Oil and Gas, “Financial Statements of Oil and Gas Exchange Offers”.

Use of Estimates — The preparation of this financial statement requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include accrued revenue, accrued expenses, and proved oil and gas reserves, which are used to derive the standardized measure of discounted future net cash flows. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Concentration of Credit Risk — The Underlying Properties principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages of oil and natural gas sales from the Underlying Properties sold to each significant purchaser for the year ended December 31, 2011:

2011
Plains Marketing, LP	16%
Chevron USA	14%
ConocoPhillips	13%
Marathon Oil Corporation	11%

There is significant competition among purchasers of crude oil and natural gas, and if Whiting were to lose any of its largest purchasers of oil and gas from the Underlying Properties, several entities could reasonably be expected to purchase crude oil and natural gas produced from the Underlying Properties with little or no interruption to their business.

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

As of December 31, 2011, all of the Underlying Properties’ oil and gas reserves are attributable to properties within the United States. The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Underlying Properties (on a full economic life basis) for the year ended December 31, 2011:

	Oil (MBbl)	Natural Gas (MMcf)	MBOE
Balance — January 1, 2011	15,769	27,431	20,341
Revisions to previous estimates	38	(3,768)	(590)
Extensions and discoveries	262	608	363
Production	(1,382)	(2,717)	(1,834)

Balance — December 31, 2011	14,687	21,554	18,280

Proved developed reserves:
January 1, 2011	14,881	23,824	18,852

December 31, 2011	14,528	21,284	18,076

Proved undeveloped reserves:
January 1, 2011	888	3,607	1,489

December 31, 2011	159	270	204

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of December 31, 2011 were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2011) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Underlying Properties (on a full economic life basis) is as follows (in thousands):

December 31, 2011
Future cash inflows	$1,410,213
Future production costs	(673,031)
Future development costs	(26,619)

Future net cash flows	$710,563
10% annual discount for estimated timing of cash flows	(302,060)

Standardized measure of discounted future net cash flows(1)	$408,503

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Underlying Properties are as follows (in thousands):

December 31, 2011
Beginning of year	$390,941
Sale of oil and gas produced, net of production costs	(90,859)
Net changes in prices and production costs	76,353
Extensions and discoveries less related costs	6,870
Previously estimated development costs incurred during the period	17,956
Changes in estimated future development costs	(20,693)
Revisions of previous quantity estimates	(11,159)
Accretion of discount	39,094

End of year	$408,503

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) in effect at December 31, 2011 as follows:

2011
Oil (per Bbl)	$87.15
Gas (per Mcf)	$6.04

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014.

Deloitte & Touche, LLP, the Trust’s independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited the Trust’s internal control over financial reporting, as stated in their report which is included herein on the following page.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unit Holders of

Whiting USA Trust II

c/o The Bank of New York Mellon Trust Company, N.A., Trustee

Austin, Texas

We have audited the internal control over financial reporting of Whiting USA Trust II (the “Trust”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2014 of the Trust and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Trust’s basis of accounting.

/s/ Deloitte & Touche LLP

Austin, Texas

March 13, 2015

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2014.

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

Item 11. Executive Compensation

During the year ended December 31, 2014, the Trustee received administrative fees from the Trust in the amount of $175,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Plugging and Abandonment

During the year ended December 31, 2014, Whiting incurred $1.5 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of the applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2014, the Trust’s portion of the monthly charge totaled $1.7 million and averaged $446 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2014 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2014 include $175,000 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accountant Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ended December 31, 2015. During fiscal 2014, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2014 and 2013 by Deloitte:

	2014	2013
Audit fees (1)	$213,000	$195,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$213,000	$195,000

(1)	Fees for audit services in 2014 and 2013 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

March 13, 2015

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

January 26, 2015

Whiting USA Trust II

1700 Broadway, Suite 2300

Denver, Colorado 80290-2300

Re:	Evaluation Summary – SEC Price
Whiting USA Trust II Underlying Properties
Total Proved Reserves
Certain Properties Located in Various States
As of December 31, 2014

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of total proved reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust II. These certain oil and gas properties are located in Texas, Wyoming, North Dakota, Colorado, New Mexico, Mississippi, Arkansas, Montana, Michigan and Oklahoma. Also included in the tables below are the total proved reserves attributable to the same underlying properties estimated to be produced by December 31, 2021, which is the estimated date of termination for Whiting USA Trust II. This report, completed January 26, 2015 covers 100% of the total proved reserves estimated for Whiting USA Trust II. This report includes results for an SEC pricing scenario. The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

Underlying Properties Full Economic Life
Net Reserves		Proved Developed Producing	Proved Developed Behind Pipe	Proved Undeveloped	Total Proved
Oil	- Mbbl	10,603.6	371.4	25.7	11,000.7
Gas	- MMcf	12,273.9	739.9	0.0	13,013.9
NGL	- Mbbl	276.8	1.0	0.0	277.9
Equivalent*	- Mbbl	12,926.1	495.8	25.7	13,447.6
Revenue
Oil	- M$	888,357.6	32,921.2	2,046.1	923,325.0
Gas	- M$	68,466.4	4,706.0	0.0	73,172.4
NGL	- M$	14,108.9	36.5	0.0	14,145.4
Severance Taxes	- M$	53,477.9	1,869.0	102.3	55,449.2
Ad Valorem Taxes	- M$	22,229.8	791.9	123.8	23,145.5
Operating Expenses	- M$	490,099.9	8,041.8	537.0	498,678.6
Investments	- M$	26,207.0	2,392.9	695.8	29,295.7
Net Operating Income	- M$	378,918.2	24,568.2	587.2	404,073.6
Discounted @ 10%	- M$	231,292.6	8,035.5	257.2	239,585.3

Underlying Properties Reserves Estimated to be Produced by December 31, 2021
Net Reserves		Proved Developed Producing	Proved Developed Behind Pipe	Proved Undeveloped	Total Proved
Oil	- Mbbl	5,750.7	36.4	17.0	5,804.1
Gas	- MMcf	8,292.3	0.0	0.0	8,292.3
NGL	- Mbbl	142.5	0.0	0.0	142.5
Equivalent*	- Mbbl	7,275.3	36.4	17.0	7,328.6
Revenue
Oil	- M$	483,959.2	3,242.7	1,354.9	488,556.8
Gas	- M$	46,770.8	0.0	0.0	46,770.8
NGL	- M$	6,543.0	0.0	0.0	6,543.0
Severance Taxes	- M$	29,591.8	149.2	67.7	29,808.7
Ad Valorem Taxes	- M$	12,279.8	81.7	82.0	12,443.4
Operating Expenses	- M$	227,835.3	459.2	164.5	228,459.0
Investments	- M$	26,207.0	600.0	695.8	27,502.8
Net Operating Income	- M$	241,359.0	1,952.6	344.8	243,656.5
Discounted @ 10%	- M$	185,571.3	1,147.7	168.3	186,887.3

*Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous two tables should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, initial WTI spot oil and Henry Hub Gas Daily prices of $94.99 per bbl and $4.35 per MMBtu, respectively, were adjusted individually to WTI posted pricing at $91.60 per bbl and Houston Ship Channel pricing at $4.30 per MMBtu, as of December 31, 2014. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved reserves for the underlying properties full economic life were $83.93 per bbl of oil, $50.91 per bbl of natural gas liquids and $5.62 per mcf of natural gas. For the proved reserves of the underlying properties estimated to be produced by December 31, 2021, the average adjusted prices were $84.18 per bbl of oil, $45.92 per bbl of natural gas liquids and $5.64 per mcf of natural gas.

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
Appendix Page 1

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
Appendix Page 2

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
Appendix Page 3

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
Appendix Page 4

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

Cawley, Gillespie & Associates, Inc.
Appendix Page 5

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

99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated January 26, 2015 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 13, 2015 (File No. 001-35459)].

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)