Form 10-Q
period 2015-03-31
Whiting USA Trust II
filed 2015-05-08
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 8, 2015, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“differential” The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot price, and the wellhead price received.

“FASB ASC” The Financial Accounting Standards Board Accounting Standards Codification.

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

“May 2015 distribution” The cash distribution to Trust unitholders of record on May 20, 2015, which is payable on or before June 1, 2015.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and short-term investments	$189	$290
Investment in net profits interest, net	54,986	57,789

Total assets	$55,175	$58,079

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$189	$290
Trust corpus (18,400,000 Trust units issued and outstanding at March 31, 2015 and December 31, 2014)	54,986	57,789

Total liabilities and Trust corpus	$55,175	$58,079

Statements of Distributable Income (Unaudited) (In thousands, except distributable income per unit data)
	Three Months Ended March 31,
	2015	2014
Income from net profits interest	$6,177	$12,191
General and administrative expenses	(251)	(301)
Cash reserves withheld for current Trust expenses	101	101
State income tax withholding	(5)	(5)

Distributable income	$6,022	$11,986

Distributable income per unit	$0.327255	$0.651431

Statements of Changes in Trust Corpus (Unaudited) (In thousands)
	Three Months Ended March 31,
	2015	2014
Trust corpus, beginning of period	$57,789	$144,990
Distributable income	6,022	11,986
Distributions to unitholders	(6,022)	(11,986)
Amortization of investment in net profits interest	(2,803)	(6,529)

Trust corpus, end of period	$54,986	$138,461

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of March 31, 2015 on a cumulative accrual basis, 4.86 MMBOE (46%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve quantities of 5.75 MMBOE (at the 90% NPI) are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2014. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2014 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. The Trust’s 2014 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2014.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of March 31, 2015 and December 31, 2014, the Trust had no outstanding borrowings.

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

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. The Trustee believes that the information furnished reflects all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Trust’s 2014 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2015 applicable to the Trust or its financial statements.

3.	INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. As of December 31, 2014, the investment in net profits interest with a carrying value of $120.6 million was written down to its fair value of $57.8 million, resulting in a $62.8 million impairment charged directly to Trust corpus. Accumulated amortization of the investment in net profits interest as of March 31, 2015 and December 31, 2014 was $2.8 million and zero, respectively.

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

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter to any cash reserves established for future expenses of the Trust.

6.	RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three months ended March 31, 2015, Whiting incurred $36,757 of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Total overhead charges	$423,456	$439,478
Overhead charge per month per active operated well	$433	$449

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2015 and 2014 each include $50,000 for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2015 and 2014 each include $43,750 for quarterly administrative fees paid to the Trustee.

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

On May 7, 2015, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2015. Unitholders of record on May 20, 2015 are expected to receive a distribution of $0.012803 per Trust unit, which is payable on or before June 1, 2015. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $0.5 million paid by Whiting to the Trust, less a provision of $0.3 million for estimated Trust expenses.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2014 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	risks incident to the operation and drilling of oil and natural gas wells;

•	future production and development costs;

•	the inability to access oil and natural gas markets due to market conditions or operational impediments;

•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;

•	the effect of existing and future laws and regulatory actions;

•	competition from others in the energy industry;

•	inflation or deflation; and

•	other risks described under the caption “Risk Factors” in the Trust’s 2014 Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which was in turn subject to commodity hedge contracts through December 31, 2014 (which effects impacted the February 2015 distribution and ceased thereafter). The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2015. The February 2015 distribution was mainly affected, however, by October 2014 through December 2014 oil prices and September 2014 through November 2014 natural gas prices.

	2013				2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude Oil (per Bbl)	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12	$48.57
Natural Gas (per MMBtu)	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04	$2.99

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in January 2015. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $2.60 per MMBtu in April 2015. In addition, forecasted prices for both oil and gas for 2015 have also declined. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in the past. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts that Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2015 distribution, there will be no cash settlement gains or losses on commodity derivatives, and the Trust will have increased exposure to oil and natural gas price volatility.

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of March 31, 2015 on a cumulative accrual basis, 4.86 MMBOE (46%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 331 MBOE, which is 90% of 368 MBOE, will be distributed to the unitholders in the Trust’s forthcoming May 2015 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2014. Since the net profit interest is not currently expected to contractually terminate until December 31, 2021, however, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2014 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the net profit interest occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 6.60 MMBOE as of December 31, 2014, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2014 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2014.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2014 reserve report of $27.5 million estimated to be spent over seven years. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $27.5 million amount of budgeted capital expenditures over the next seven years. With respect to fields for which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.”

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2015 distribution (in thousands):

Region	2015 Capital Expenditures
Rocky Mountains	$1,013
Permian Basin	320
Gulf Coast	78
Mid-Continent	9

Total	$1,420

Results of Trust Operations

Comparison of Results of the Trust for the Three Months Ended March 31, 2015 and 2014

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended March 31, 2015 and 2014, consisting of the February distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended March 31,
	2015		2014
Sales volumes:
Oil from underlying properties (Bbl)(a)	289,980	(c)	321,610	(e)
Natural gas from underlying properties (Mcf)	501,484	(c)	632,054	(e)

Total production (BOE)	373,561		426,952
Average sales prices:
Oil (per Bbl)(a)	$64.64		$84.94
Effect of oil hedges on average price (per Bbl)	3.41		-

Oil net of hedging (per Bbl)	$68.05		$84.94

Natural gas (per Mcf)	$4.45	(d)	$5.03	(d)

Costs (per BOE):
Lease operating expenses	$33.80		$28.92
Production taxes	$2.83		$3.81
Revenues:
Oil sales(a)	$18,746	(c)	$27,317	(e)
Natural gas sales	2,231	(c)	3,179	(e)

Total revenues	$20,977		$30,496

Costs:
Lease operating expenses	$12,626		$12,345
Production taxes	1,057		1,626
Development costs	1,420		2,979
Cash settlements on commodity derivatives(b)	(989)		-

Total costs	$14,114		$16,950

Net proceeds	$6,863		$13,546
Net profits percentage	90%		90%

Income from net profits interest	$6,177		$12,191

Provision for estimated Trust expenses	(150)		(200)
Montana state income tax withheld	(5)		(5)

Distributable income	$6,022		$11,986

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Consequently, for all distributions after the February 2015 distribution, there will be no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2015 (consisting of Whiting’s February 2015 distribution to the Trust) generally represent crude oil production from October 2014 through December 2014 and natural gas production from September 2014 through November 2014.

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

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and development costs as follows:

Revenues. Oil and natural gas revenues decreased $9.5 million (or 31%) during the three months ended March 31, 2015 as compared to the same 2014 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil (before the effects of hedging) and natural gas decreased by 24% and 12%, respectively, between periods due to lower NYMEX oil and natural gas prices. Oil and gas production volumes decreased by 32 MBbls (or 10%) and 131 MMcf (or 21%), respectively, when comparing the first quarter of 2015 to the same period in 2014 primarily due to normal field production decline, and differences in timing associated with revenues received from non-operated parties. The decline in gas production was partially offset, however, by i) two wells that were shut-in for a portion of the 2014 period that came back online during February 2014 and ii) one newly drilled well and one recompleted well that came online during the last twelve months. Based on the December 31, 2014 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% from 2015 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses (“LOE”) increased $0.3 million (or 2%) during the first quarter of 2015 compared to the same 2014 period primarily due to $1.3 million in higher ad valorem taxes, which was partially offset by a $1.0 million decrease in oilfield goods and services between periods. The increase in overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 17% between periods, from $28.92 during the first three months of 2014 to $33.80 for the same 2015 period.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended March 31, 2015 and 2014 at 5.0% and 5.3%, respectively. Overall production taxes for the first quarter of 2015, however, decreased $0.6 million (or 35%) as compared to the same 2014 period, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended March 31, 2015 were $1.6 million (or 52%) lower as compared to the same 2014 period. This decrease was primarily related to i) reduced drilling and facility expansion costs in the Rangely Weber field of $0.5 million and ii) fewer well recompletions in the DEB, Agua Dolce and Keystone South fields of $1.1 million between periods.

Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to oil price volatility. If current market prices are lower than a collar’s price floor when the cash settlement amount is calculated, Whiting receives cash proceeds from the contract counterparty. Conversely, if current market prices are higher than a collar’s price ceiling when the cash settlement amount is calculated, Whiting is required to pay the contract counterparty.

Cash settlements relating to these hedges resulted in a gain of $1.0 million for the three months ended March 31, 2015, which had the effect of increasing the average price of crude oil by $3.40 per Bbl for the period. As a result, the total net crude oil price of $68.05 per Bbl included a premium of 5% related to the effects of hedging for the first quarter of 2015. There were no cash settlements for these hedges during the three months ended March 31, 2014. All hedge related pricing impacts ceased after the February 2015 distribution, while the Trust’s net profits interest is currently projected to terminate on December 31, 2021 based on the Trust’s December 31, 2014 reserve report. Therefore, no commodity price hedges will impact future Trust distributions beginning with the May 2015 distribution and continuing through the NPI termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three months ended March 31, 2015 and 2014. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2015 and 2014, Whiting incurred $36,757 and $139,728, respectively, of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On May 7, 2015, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2015. Unitholders of record on May 20, 2015 are expected to receive a distribution of $0.012803 per Trust unit, which is payable on or before June 1, 2015. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $0.5 million paid by Whiting to the Trust, less a provision of $0.3 million for estimated Trust expenses. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for production applicable to quarterly payment periods after the February 2015 distribution, there will be no cash settlement gains or losses on commodity derivatives, and the Trust will have increased exposure to oil and natural gas price volatility.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2015 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2015.

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

The crude oil costless collars settled based on the average of the closing settlement price for each commodity business day in the contract period. In the collar arrangements, the counterparty was required to make a payment to Whiting for the difference between the fixed floor price and the settlement price when the settlement price was below the fixed floor price. Whiting was required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price were ever to be above the fixed ceiling price. The amounts received by Whiting from the counterparty upon settlements of these hedge contracts, if any, reduced the production and development costs related to the underlying properties when calculating the net proceeds. Commodity derivative contracts that settled from October through December 2014 provided cash receipts of $0.9 million (90% of $1.0 million) which were included in the February 2015 distribution to Trust unitholders.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.”

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2015, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the three months ended March 31, 2015.

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

May 8, 2015

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