Form 10-Q
period 2015-06-30
Whiting USA Trust II
filed 2015-08-07
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015

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

Yes ☐ No ☑

As of August 7, 2015, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2015 distribution” The cash distribution to Trust unitholders of record on August 19, 2015, which is payable on or before August 31, 2015.

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

“May 2015 distribution” The cash distribution to Trust unitholders of record on May 20, 2015 that was paid on June 1, 2015.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and short-term investments	$277	$290
Investment in net profits interest, net	52,223	57,789

Total assets	$52,500	$58,079

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$277	$290
Trust corpus (18,400,000 Trust units issued and outstanding at June 30, 2015 and December 31, 2014)	52,223	57,789

Total liabilities and Trust corpus	$52,500	$58,079

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from net profits interest	$536	$12,595	$6,712	$24,786
General and administrative expenses	(212)	(214)	(463)	(515)
Cash reserves (withheld) used for current Trust expenses	(88)	(36)	13	65
State income tax withholding	-	(3)	(5)	(8)

Distributable income	$236	$12,342	$6,257	$24,328

Distributable income per unit	$0.012803	$0.670762	$0.340058	$1.322193

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$54,986	$138,461	$57,789	$144,990
Distributable income	236	12,342	6,257	24,328
Distributions to unitholders	(236)	(12,342)	(6,257)	(24,328)
Amortization of investment in net profits interest	(2,763)	(5,892)	(5,566)	(12,421)

Trust corpus, end of period	$52,223	$132,569	$52,223	$132,569

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of June 30, 2015 on a cumulative accrual basis, 5.19 MMBOE (49%) of the Trust’s total 10.61 MMBOE have been produced and sold, and the remaining minimum reserve quantities of 5.42 MMBOE (at the 90% NPI) are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2014. Since the Trust is not currently expected to contractually terminate until December 31, 2021, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2014 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the Trust occurs. The Trust’s 2014 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2014.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of June 30, 2015 and December 31, 2014, the Trust had no outstanding borrowings.

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

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. In the opinion of the Trustee, the accompanying financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly, in all material respects, the results of the Trust for the interim periods presented. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The modified cash basis financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Trust’s financial statements and related notes included in the Trust’s 2014 Annual Report on Form 10-K.

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

The Trust evaluates impairment of the investment in net profits interest by comparing the undiscounted cash flows expected to be realized from the investment in net profits interest to the NPI carrying value. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the investment in net profits interest. The fair value of the NPI is determined using the expected net discounted future cash flows from the underlying properties that are attributable to the net profits interest. The determination as to whether the NPI is impaired requires a significant amount of judgment by the Trustee and is based on the best information available to the Trustee at the time of the evaluation.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2015 applicable to the Trust or its financial statements.

3.	INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. As of December 31, 2014, the investment in net profits interest with a carrying value of $120.6 million was written down to its fair value of $57.8 million, resulting in a $62.8 million impairment charged directly to Trust corpus. Accumulated amortization of the investment in net profits interest as of June 30, 2015 and December 31, 2014 was $5.6 million and zero, respectively.

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

Plugging and Abandonment — During the three and six months ended June 30, 2015, Whiting incurred $0.1 million and $0.2 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total overhead charges	$414,107	$435,573	$837,563	$875,051
Overhead charge per month per active operated well	$423	$445	$428	$447

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2015 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2014 also include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2015 include $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2014 include $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee.

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

On August 6, 2015, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2015. Unitholders of record on August 19, 2015 are expected to receive a distribution of $0.158632 per Trust unit, which is payable on or before August 31, 2015. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $3.2 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $3,044 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2015. The May 2015 distribution occurring in the second quarter of 2015 was mainly affected, however, by January 2015 through March 2015 oil prices and December 2014 through February 2015 natural gas prices.

	2013				2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96
Natural gas (per MMBtu)	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $45.00 per Bbl in March 2015. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $2.50 per MMBtu in April 2015. In addition, forecasted prices for both oil and gas for 2015 have also declined. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in the past. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts that Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for all future quarterly payments there will be no cash settlement gains or losses on commodity derivatives, and the Trust has increased exposure to oil and natural gas price volatility.

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of June 30, 2015 on a cumulative accrual basis, 5.19 MMBOE (49%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 319 MBOE, which is 90% of 354 MBOE, will be distributed to the unitholders in the Trust’s forthcoming August 2015 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2014. Since the net profit interest is not currently expected to contractually terminate until December 31, 2021, however, additional reserves and production attributable to the NPI may be available for distribution to unitholders (also based on the 2014 year-end reserve report) between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the expected December 31, 2021 termination date of the net profit interest occurs. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 6.60 MMBOE as of December 31, 2014, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2014 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2014.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2014 reserve report of $27.5 million estimated to be spent over seven years. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $27.5 million amount of budgeted capital expenditures over the next seven years. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.”

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2015 and May 2015 distributions (in thousands):

Region	2015 Capital Expenditures
Rocky Mountains	$2,030
Permian Basin	843
Gulf Coast	80
Mid-Continent	31

Total	$2,984

Results of Trust Operations

Comparison of Results of the Trust for the Six Months Ended June 30, 2015 and 2014

The following is a summary of income from net profits interest and distributable income received by the Trust for the six months ended June 30, 2015 and 2014, consisting of the February and May distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended June 30,
	2015	2014
Sales volumes:
Oil from underlying properties (Bbl) (a)	573,364 (c)	618,858 (e)
Natural gas from underlying properties (Mcf)	1,010,546 (c)	1,160,415 (e)

Total production (BOE)	741,788	812,261
Average sales prices:
Oil (per Bbl) (a)	$53.12	$85.82
Effect of oil hedges on average price (per Bbl) (b)	1.72	-

Oil net of hedging (per Bbl)	$54.84	$85.82

Natural gas (per Mcf)	$3.74 (d)	$5.54 (d)

Cost metrics:
Lease operating expenses (per BOE)	$31.07	$28.68
Production tax rate (percent of total revenues)	5.1%	5.3%
Revenues:
Oil sales (a)	$30,457 (c)	$53,109 (e)
Natural gas sales	3,780 (c)	6,433 (e)

Total revenues	$34,237	$59,542

Costs:
Lease operating expenses	$23,048	$23,296
Production taxes	1,737	3,154
Development costs	2,983	5,552
Cash settlements on commodity derivatives (b)	(989)	-

Total costs	$26,779	$32,002

Net proceeds	$7,458	$27,540
Net profits percentage	90%	90%

Income from net profits interest	$6,712	$24,786

Provision for estimated Trust expenses	(450)	(450)
Montana state income tax withheld	(5)	(8)

Distributable income	$6,257	$24,328

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Therefore, there will be no further cash settlements on commodity hedges, and the Trust has increased exposure to oil and natural gas price volatility for all distributions subsequent to the February 2015 distribution.

(c)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2015 (consisting of Whiting’s February 2015 and May 2015 distributions to the Trust) generally represent crude oil production from October 2014 through March 2015 and natural gas production from September 2014 through February 2015.

(d)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

(e)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2014 (consisting of Whiting’s February 2014 and May 2014 distributions to the Trust) generally represent crude oil production from October 2013 through March 2014 and natural gas production from September 2013 through February 2014.

Income from Net Profits Interest.  Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds that Whiting remits to the Trust are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes, development costs and cash settlements on commodity derivatives as follows:

Revenues.    Oil and natural gas revenues decreased $25.3 million (or 42%) during the six months ended June 30, 2015 as compared to the same 2014 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil (before the effects of hedging) and natural gas decreased by 38% and 32%, respectively, between periods due to lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 45 MBbls (or 7%) and natural gas volumes declined by 150 MMcf (or 13%), when comparing the first half of 2015 to the same period in 2014 primarily due to normal field production decline, and differences in timing associated with revenues received from non-operated parties. The decrease in oil and gas production was partially offset, however, by i) two wells that were shut-in for a portion of the 2014 period that came back online during February 2014 and ii) one newly drilled well and two recompleted wells that came online during the last twelve months. Based on the December 31, 2014 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% from 2015 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses.    Lease operating expenses decreased $0.2 million (or 1%) during the first six months of 2015 compared to the same 2014 period primarily due to a $2.4 million decrease in oilfield goods and services and other operating costs, which were largely offset by $2.2 million in higher ad valorem taxes between periods. LOE on a per BOE basis, however, increased 8% from $28.68 during the first half of 2014 to $31.07 for the same 2015 period. This higher LOE rate was mainly due to overall production declining at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the six months ended June 30, 2015 and 2014 at 5.1% and 5.3%, respectively. Overall production taxes for the first half of 2015, however, decreased $1.4 million (or 45%) as compared to the same 2014 period, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.  Development costs for the six months ended June 30, 2015 were $2.6 million (or 46%) lower as compared to the same 2014 period. This decrease was primarily related to i) fewer well recompletions in the DEB, Keystone South and Agua Dolce fields between periods, which totaled $2.2 million and ii) reduced drilling and facility expansion costs of $0.7 million in the Rangely Weber field.

Cash Settlements on Commodity Derivatives.  In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to oil price volatility. If market prices were lower than a collar’s price floor when the cash settlement amount was calculated, Whiting received cash proceeds from the contract counterparty. Conversely, if market prices were higher than a collar’s price ceiling when the cash settlement amount was calculated, Whiting was required to pay the contract counterparty.

Cash settlements relating to these hedges resulted in a gain of $1.0 million for the six months ended June 30, 2015, which had the effect of increasing the average price of crude oil by $1.72 per Bbl for the period. As a result, the total net crude oil price of $54.84 per Bbl included a premium of 3% related to the effects of hedging for the first half of 2015. There were no cash settlements for these hedges during the six months ended June 30, 2014. All hedge related pricing impacts ceased after the February 2015 distribution, while the Trust’s net profits interest is currently projected to terminate on December 31, 2021 based on the Trust’s December 31, 2014 reserve report. Therefore, no commodity price hedges will impact future Trust distributions beginning with the May 2015 distribution and continuing through the NPI termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Comparison of Results of the Trust for the Three Months Ended June 30, 2015 and 2014

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended June 30, 2015 and 2014, consisting of the May distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended June 30,
	2015	2014
Sales volumes:
Oil from underlying properties (Bbl) (a)	283,384 (c)	297,248 (d)
Natural gas from underlying properties (Mcf)	509,062 (c)	528,361 (d)

Total production (BOE)	368,228	385,308
Average sales prices:
Oil (per Bbl) (a)	$41.33	$86.77
Natural gas (per Mcf)	$3.04	$6.16 (e)
Cost metrics:
Lease operating expenses (per BOE)	$28.30	$28.42
Production tax rate (percent of total revenues)	5.1%	5.3%
Revenues:
Oil sales (a)	$11,711 (c)	$25,792 (d)
Natural gas sales	1,549 (c)	3,255 (d)

Total revenues	$13,260	$29,047

Costs:
Lease operating expenses	$10,422	$10,950
Production taxes	680	1,529
Development costs	1,563	2,573
Cash settlements on commodity derivatives (b)	-	-

Total costs	$12,665	$15,052

Net proceeds	$595	$13,995
Net profits percentage	90%	90%

Income from net profits interest	$536	$12,595

Provision for estimated Trust expenses	(300)	(250)
Montana state income tax withheld	-	(3)

Distributable income	$236	$12,342

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Therefore, there will be no further cash settlements on commodity hedges, and the Trust has increased exposure to oil and natural gas price volatility for all distributions subsequent to the February 2015 distribution.

(c)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2015 (consisting of Whiting’s May 2015 distribution to the Trust) generally represent crude oil production from January 2015 through March 2015 and natural gas production from December 2014 through February 2015.

(d)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2014 (consisting of Whiting’s May 2014 distribution to the Trust) generally represent crude oil production from January 2014 through March 2014 and natural gas production from December 2013 through February 2014.

(e)

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

Revenues.     Oil and natural gas revenues decreased $15.8 million (or 54%) during the three months ended June 30, 2015 as compared to the same 2014 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to lower realized oil and natural gas prices, in addition to lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas decreased by 52% and 51%, respectively, between periods due to lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 14 MBbls (or 5%) and natural gas volumes declined by 19 MMcf (or 4%), when comparing the second quarter of 2015 to the same period in 2014 primarily due to normal field production decline. The decrease in oil and gas production was partially offset, however, by i) two wells that were shut-in for a portion of the 2014 period that came back online during February 2014, ii) one newly drilled well and two recompleted wells that came online during the last twelve months and iii) differences in timing associated with revenues received from non-operated parties. Based on the December 31, 2014 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% from 2015 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses.    Lease operating expenses decreased $0.5 million (or 5%) during the second quarter of 2015 compared to the same 2014 period primarily due to a $1.4 million decrease in oilfield goods and services and other operating costs, which was partially offset by $0.9 million in higher ad valorem taxes between periods. LOE on a per BOE basis, however, decreased slightly between periods from $28.42 during the three months ended June 30, 2014 to $28.30 for the same 2015 period. This decrease in LOE rate was mainly related to the net decrease in overall LOE of $0.5 million between periods, which declined at a faster rate than overall production volumes during the same time period.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended June 30, 2015 and 2014 at 5.1% and 5.3%, respectively. Overall production taxes for the second quarter of 2015, however, decreased $0.8 million (or 56%) as compared to the same 2014 period, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.    Development costs for the three months ended June 30, 2015 were $1.0 million (or 39%) lower as compared to the same 2014 period. This decrease was primarily related to fewer well recompletions in the DEB field between periods, which totaled $0.7 million.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest at the prevailing money market rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that period. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is filed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and six months ended June 30, 2015 and 2014. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and six months ended June 30, 2015, Whiting incurred $0.1 million and $0.2 million, respectively, of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On August 6, 2015, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2015. Unitholders of record on August 19, 2015 are expected to receive a distribution of $0.158632 per Trust unit, which is payable on or before August 31, 2015. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $3.2 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $3,044 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the second quarterly payment period for 2015 due to the termination of all costless collar hedge contracts as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders). No additional hedges are allowed to be placed on the Trust assets, and therefore, no commodity price hedges will impact future Trust distributions, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2015 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2015.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2015, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the six months ended June 30, 2015.

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

August 7, 2015

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