Form 10-Q
period 2015-09-30
Whiting USA Trust II
filed 2015-11-06
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

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

As of November 6, 2015, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2014 distribution” The cash distribution to Trust unitholders of record on August 19, 2014, that was paid on August 29, 2014.

“August 2015 distribution” The cash distribution to Trust unitholders of record on August 19, 2015, that was paid on August 31, 2015.

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

“November 2015 distribution” The cash distribution to Trust unitholders of record on November 19, 2015, which is payable on or before November 30, 2015.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and short-term investments	$365	$290
Investment in net profits interest, net	49,564	57,789

Total assets	$49,929	$58,079

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$365	$290
Trust corpus (18,400,000 Trust units issued and outstanding at September 30, 2015 and December 31, 2014)	49,564	57,789

Total liabilities and Trust corpus	$49,929	$58,079

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from net profits interest	$3,172	$15,504	$9,884	$40,290
General and administrative expenses	(162)	(161)	(625)	(676)
Cash reserves (withheld) used for current Trust expenses	(88)	(89)	(75)	(24)
State income tax withholding	(3)	(6)	(8)	(14)

Distributable income	$2,919	$15,248	$9,176	$39,576

Distributable income per unit	$0.158632	$0.828699	$0.498690	$2.150892

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Trust corpus, beginning of period	$52,223	$132,569	$57,789	$144,990
Distributable income	2,919	15,248	9,176	39,576
Distributions to unitholders	(2,919)	(15,248)	(9,176)	(39,576)
Amortization of investment in net profits interest	(2,659)	(6,025)	(8,225)	(18,446)

Trust corpus, end of period	$49,564	$126,544	$49,564	$126,544

The accompanying notes are an integral part of these modified cash basis financial statements.

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS

(Unaudited)

1.   ORGANIZATION OF THE TRUST

Formation of the Trust — Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”) as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”) and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011.

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of September 30, 2015 on a cumulative accrual basis, 5.51 MMBOE (52%) of the Trust’s total 10.61 MMBOE have been produced and sold.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of September 30, 2015 and December 31, 2014, the Trust had no outstanding borrowings.

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

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. Actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The term NPI entitles the Trust to receive revenues (crude oil, natural gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million; exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2015 applicable to the Trust or its financial statements.

3.   INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. As of December 31, 2014, the investment in net profits interest with a carrying value of $120.6 million was written down to its fair value of $57.8 million, resulting in a $62.8 million impairment charged directly to Trust corpus. Accumulated amortization of the investment in net profits interest as of September 30, 2015 and December 31, 2014 was $8.2 million and zero, respectively.

4.   INCOME TAXES

The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition is given to federal income taxes in the Trust’s financial statements. The Trust unitholders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust is reported by the Trust unitholders on their respective tax returns.

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due to such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

6.   RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and nine months ended September 30, 2015, Whiting incurred $4,287 and $169,187, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total overhead charges	$428,725	$436,579	$1,266,288	$1,311,630
Overhead charge per month per active operated well	$438	$446	$432	$447

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2015 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2014 also include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2015 include $43,750 and $131,250, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2014 similarly include $43,750 and $131,250, respectively, for quarterly administrative fees paid to the Trustee.

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

7.   SUBSEQUENT EVENT

On November 5, 2015, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2015. Unitholders of record on November 19, 2015 are expected to receive a distribution of $0.010003 per Trust unit, which is payable on or before November 30, 2015. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $277,187 paid by Whiting to the Trust, less a provision of $90,000 for estimated Trust expenses and $3,129 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2015. The August 2015 distribution occurring in the third quarter of 2015 was mainly affected, however, by April 2015 through June 2015 oil prices and March 2015 through May 2015 natural gas prices.

	2013				2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44
Natural gas (per MMBtu)	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $40.00 per Bbl in August 2015. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $2.10 per MMBtu in October 2015. In addition, forecasted prices for both oil and gas for the remainder of 2015 and thereafter have also declined. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in the past. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts that Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for all future quarterly payments there will be no cash settlement gains or losses on commodity derivatives, and the Trust therefore has increased exposure to oil and natural gas price volatility.

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of September 30, 2015 on a cumulative accrual basis, 5.51 MMBOE (52%) of the Trust’s total 10.61 MMBOE have been produced and sold (of which proceeds from the sale of 307 MBOE, which is 90% of 341 MBOE, will be distributed to the unitholders in the Trust’s forthcoming November 2015 distribution). Based on the Trust’s reserve report as of December 31, 2014, the remaining minimum reserve quantities were projected to be produced prior to December 31, 2021. However, the Trust’s 2014 reserve report was derived from NYMEX oil and gas prices of $94.99 per Bbl and $4.35 per Mcf pursuant to SEC and FASB guidelines, whereas the quoted NYMEX prices for oil and gas on November 3, 2015 were $47.90 per Bbl and $2.25 per Mcf. Lower oil and gas prices are likely to cause a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which in turn is likely to extend the length of time required to produce the Trust’s 10.61 MMBOE. The Trust’s 2014 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2014.

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2015, May 2015 and August 2015 distributions (in thousands):

Region	2015 Capital Expenditures
Rocky Mountains	$3,246
Permian Basin	961
Gulf Coast	82
Mid-Continent	33

Total	$4,322

Results of Trust Operations

Comparison of Results of the Trust for the Nine Months Ended September 30, 2015 and 2014

The following is a summary of income from net profits interest and distributable income received by the Trust for the nine months ended September 30, 2015 and 2014, consisting of the February, May and August distributions for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended September 30,
	2015	2014
Sales volumes:
Oil from underlying properties (Bbl) (a)	848,406 (c)	918,298 (e)
Natural gas from underlying properties (Mcf)	1,486,983 (c)	1,727,718 (e)

Total production (BOE)	1,096,236	1,206,251
Average sales prices:
Oil (per Bbl) (a)	$52.03	$87.36
Effect of oil hedges on average price (per Bbl) (b)	1.16	-

Oil net of hedging (per Bbl)	$53.19	$87.36

Natural gas (per Mcf)	$3.38 (d)	$5.58 (d)

Cost metrics:
Lease operating expenses (per BOE)	$29.50	$27.68
Production tax rate (percent of total revenues)	5.1%	5.2%
Revenues:
Oil sales (a)	$44,138 (c)	$80,222 (e)
Natural gas sales	5,030 (c)	9,647 (e)

Total revenues	$49,168	$89,869

Costs:
Lease operating expenses	$32,342	$33,391
Production taxes	2,512	4,705
Development costs	4,321	7,006
Cash settlements on commodity derivatives (b)	(989)	-

Total costs	$38,186	$45,102

Net proceeds	$10,982	$44,767
Net profits percentage	90%	90%

Income from net profits interest	$9,884	$40,290

Provision for estimated Trust expenses	(700)	(700)
Montana state income tax withheld	(8)	(14)

Distributable income	$9,176	$39,576

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Thus, there will be no further cash settlements on commodity hedges, and the Trust therefore has increased exposure to oil and natural gas price volatility for all distributions subsequent to the February 2015 distribution.

(c)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2015 (consisting of Whiting’s February 2015, May 2015 and August 2015 distributions to the Trust) generally represent crude oil production from October 2014 through June 2015 and natural gas production from September 2014 through May 2015.

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

Revenues.   Oil and natural gas revenues decreased $40.7 million (or 45%) during the nine months ended September 30, 2015 as compared to the same 2014 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil (before the effects of hedging) and natural gas decreased by 40% and 39%, respectively, between periods due to lower NYMEX oil and natural gas prices. The Trust’s natural gas wells are experiencing a higher rate of production decline as compared to the Trust’s oil properties. Crude oil production volumes declined by 70 MBbls (or 8%) and natural gas volumes declined by 241 MMcf (or 14%), when comparing the first nine months of 2015 to the same period in 2014. The oil volume decrease was primarily related to i) normal field production decline, ii) differences in timing associated with revenues received from non-operated parties and iii) one well that was shut-in at the end of 2014. These oil volume declines were partially offset by three wells that were shut-in for a portion of the 2014 period that came back online during February 2014 and one recompleted well that came online during the last twelve months. The gas volume decrease was primarily related to normal field production decline and two wells that were shut-in at the end of 2014. These lower gas volumes were partially offset by one well that was shut-in for a portion of the 2014 period that came back online during February 2014. Based on the December 31, 2014 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% from 2015 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses.   Lease operating expenses decreased $1.0 million (or 3%) during the first nine months of 2015 compared to the same 2014 period primarily due to a $2.5 million decrease in oilfield goods and services and lower labor and other operating costs on Whiting-operated properties of $1.0 million, which were offset by $2.5 million in higher ad valorem taxes between periods. LOE on a per BOE basis, however, increased 7% from $27.68 during the first nine months of 2014 to $29.50 for the same 2015 period. This higher LOE rate was mainly due to overall production declining at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes.   Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the nine months ended September 30, 2015 and 2014 at 5.1% and 5.2%, respectively. Overall production taxes for the first nine months of 2015, however, decreased $2.2 million (or 47%) as compared to the same 2014 period, which decline is primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.   Development costs for the nine months ended September 30, 2015 were $2.7 million (or 38%) lower as compared to the same 2014 period. This decrease was primarily related to i) fewer well workovers and recompletions in the DEB, Keystone South and Agua Dolce fields between periods, which totaled $2.2 million and ii) reduced drilling and facility expansion costs of $0.5 million in the Rangely Weber and Sable fields.

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

Cash settlements relating to these hedges resulted in a gain of $1.0 million for the nine months ended September 30, 2015, which had the effect of increasing the average price of crude oil by $1.16 per Bbl for the period. As a result, the total net crude oil price of $53.19 per Bbl included a premium of 2% related to the effects of hedging for the first nine months of 2015. There were no cash settlements for these hedges during the nine months ended September 30, 2014. All hedge-related pricing impacts ceased after the February 2015 distribution. Therefore, no commodity price hedges will impact future Trust distributions beginning with the May 2015 distribution and continuing through the NPI termination, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Comparison of Results of the Trust for the Three Months Ended September 30, 2015 and 2014

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended September 30, 2015 and 2014, consisting of the August distribution for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended September 30,
	2015	2014
Sales volumes:
Oil from underlying properties (Bbl) (a)	275,042 (c)	299,440 (d)
Natural gas from underlying properties (Mcf)	476,437 (c)	567,303 (d)

Total production (BOE)	354,448	393,991
Average sales prices:
Oil (per Bbl) (a)	$49.74	$90.55
Natural gas (per Mcf)	$2.62	$5.67 (e)
Cost metrics:
Lease operating expenses (per BOE)	$26.22	$25.62
Production tax rate (percent of total revenues)	5.2%	5.1%
Revenues:
Oil sales (a)	$13,681 (c)	$27,113 (d)
Natural gas sales	1,250 (c)	3,214 (d)

Total revenues	$14,931	$30,327

Costs:
Lease operating expenses	$9,294	$10,095
Production taxes	775	1,551
Development costs	1,338	1,454
Cash settlements on commodity derivatives (b)	-	-

Total costs	$11,407	$13,100

Net proceeds	$3,524	$17,227
Net profits percentage	90%	90%

Income from net profits interest	$3,172	$15,504

Provision for estimated Trust expenses	(250)	(250)
Montana state income tax withheld	(3)	(6)

Distributable income	$2,919	$15,248

(a)	Oil includes natural gas liquids.

(b)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Thus, there will be no further cash settlements on commodity hedges, and the Trust therefore has increased exposure to oil and natural gas price volatility for all distributions subsequent to the February 2015 distribution.

(c)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2015 (consisting of Whiting’s August 2015 distribution to the Trust) generally represent crude oil production from April 2015 through June 2015 and natural gas production from March 2015 through May 2015.

(d)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2014 (consisting of Whiting’s August 2014 distribution to the Trust) generally represent crude oil production from April 2014 through June 2014 and natural gas production from March 2014 through May 2014.

(e)

The average sales price of natural gas for the gas production months within the 2014 distribution period exceeded the average NYMEX gas prices for those same months within the 2014 period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.

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

Revenues.  Oil and natural gas revenues decreased $15.4 million (or 51%) during the three months ended September 30, 2015 as compared to the same 2014 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, in addition to lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas decreased by 45% and 54%, respectively, between periods due to lower NYMEX oil and natural gas prices. The Trust’s natural gas wells are experiencing a higher rate of production decline as compared to the Trust’s oil properties. Crude oil production volumes declined by 24 MBbls (or 8%) and natural gas volumes declined by 91 MMcf (or 16%), when comparing the third quarter of 2015 to the same period in 2014. The oil and natural gas volume decrease was primarily related to normal field production decline and three wells that were shut-in during the 2015 period. Based on the December 31, 2014 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.0% from 2015 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses.  Lease operating expenses decreased $0.8 million (or 8%) during the third quarter of 2015 compared to the same 2014 period primarily due to a $1.0 million decline in oilfield goods and services and other operating costs, which includes labor costs on Whiting-operated properties. These cost decreases were partially offset, however, by $0.2 million in higher ad valorem taxes between periods. LOE on a per BOE basis, however, increased slightly between periods from $25.62 during the three months ended September 30, 2014 to $26.22 for the same 2015 period. This higher LOE rate was mainly due to overall production declining at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended September 30, 2015 and 2014 at 5.2% and 5.1%, respectively. Overall production taxes for the third quarter of 2015, however, decreased $0.8 million (or 50%) as compared to the same 2014 period, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.  Development costs for the three months ended September 30, 2015 were $0.1 million (or 8%) lower as compared to the same 2014 period. This decrease was primarily related to fewer well workovers in the DEB and Sable fields between periods of $0.4 million, which were largely offset by well workover and facility upgrades in the Rangely Weber field of $0.3 million.

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

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and nine months ended September 30, 2015 and 2014. Instead, Whiting deducted from the gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and nine months ended September 30, 2015, Whiting incurred $4,287 and $169,187, respectively, of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

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

Future Trust Distributions to Unitholders

On November 5, 2015, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2015. Unitholders of record on November 19, 2015 are expected to receive a distribution of $0.010003 per Trust unit, which is payable on or before November 30, 2015. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $277,187 paid by Whiting to the Trust, less a provision of $90,000 for estimated Trust expenses and $3,129 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the third quarterly payment period for 2015 due to the termination of all costless collar hedge contracts as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders). No additional hedges are allowed to be placed on the Trust assets, and therefore, no commodity price hedges will impact future Trust distributions, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2015 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2015, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the nine months ended September  30, 2015.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITING USA TRUST II

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

November 6, 2015

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

3.2*

Amended and Restated Trust Agreement, dated March 28, 2012, by and among Whiting Oil and Gas Corporation, The Bank of New York Mellon Trust Company, N.A., as Trustee, and Wilmington Trust, National Association, as Delaware Trustee [Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on March 28, 2012 (File No. 001-35459)].

10.1*

Conveyance and Assignment, dated March 28, 2012, from Whiting Oil and Gas Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee of Whiting USA Trust II [Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on March 28, 2012 (File No. 001-35459)].

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