Form 10-K
period 2015-12-31
Whiting USA Trust II
filed 2016-03-11
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for The Fiscal Year Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______ to _______

Commission File Number 001-35459

___________________________________________________________

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

None

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non-affiliates at the closing sales price on June 30, 2015 of $2.55 was $46,920,000.

As of March 11, 2016,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Documents Incorporated By Reference: None

Forward-Looking Statements	1
Glossary of Certain Definitions	2

0

References to the “Trust” in this document refer to Whiting USA Trust II. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a wholly-owned subsidiary of Whiting Petroleum Corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operation” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10‑K, could affect the future results of the energy industry in general, Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

“August 2015 distribution” The cash distribution to Trust unitholders of record on August 19, 2015 that was paid on August 31, 2015.

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

“November 2015 distribution” The cash distribution to Trust unitholders of record on November 19, 2015 that was paid on November 30, 2015.

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

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In  March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of a term NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which are referred to as “the underlying properties”. The underlying properties are located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions. The underlying properties include interests in 1,310 gross (383.3 net) producing oil and gas wells as of December 31, 2015. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012.

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

As of December 31, 2015,  on a cumulative accrual basis 5.80 MMBOE (55%)  of the Trust’s total 10.61 MMBOE have been produced and sold and 0.02 MMBOE were divested. Further detail on the reserves is provided herein under the section titled “Properties-Description of the Underlying Properties — Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties at December 31, 2015, which is referred to as the “reserve report.” According to the reserve report, the portion of the 11.79 MMBOE (10.61 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced or sold as divestitures at December 31, 2015 is projected to be produced from the underlying properties by June 30, 2022, and the reserve report is based on NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines and the other assumptions included therein. The average NYMEX oil and gas prices for the month of January 2016 were $32.19 per Bbl and $2.16 per MMBtu, respectively.  See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2015 was approximately 79% oil and approximately 21% natural gas.

Whiting entered into certain costless collar hedge contracts and in turn conveyed to the Trust the rights and obligations to hedge payments under such contracts. All such contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on the Trust assets. Thus, there will be no further cash settlements on commodity hedges, and the Trust therefore has increased exposure to oil and natural gas price volatility

Net proceeds payable to the Trust depend upon production quantities; sales prices of oil, natural gas and natural gas liquids; costs to develop and produce the oil and gas; and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, lease operating expenses (including costs of workovers), production and property taxes, development costs, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, producing overhead (all such costs, “production and development costs”) and amounts that may be reserved for future development, maintenance or operating expenses (which reserve may not exceed $2.0 million at any time) as calculated on an aggregate basis for all these properties. If at any time production and development costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs. The Trust, however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prevailing money market rate. For more information on the net proceeds calculation, see “Computation of Net Proceeds” later in this section.

On January 4, 2016, the New York Stock Exchange (the “NYSE”) informed the Trust that the Trust was not in compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per share over a period of 30 consecutive trading days. Under the NYSE delisting procedures, the Trust had the right to certain cure periods if it could demonstrate its intent to cure the deficiency. However, in order to save the Trust administrative costs, including potential significant expenses associated with reverse split votes or other actions intended to remedy the deficiency and ongoing NYSE listing fees, the Trust determined that it would not cure the deficiency. As a result, the Trust units ceased trading on the NYSE on January 6, 2016. The Trust units transitioned to OTC, operated by OTC Markets Group, effective with the opening of trading on January 7, 2016 under the trading symbol “WHZT.” The Trust can provide no assurance that any trading market for the Trust units will exist on OTC or that current trading levels will be sustained or not diminish.

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

The Trust was created to acquire and hold the term NPI for the benefit of the Trust unitholders pursuant to the conveyance to the Trust from Whiting Oil and Gas. The NPI is the only asset of the Trust, other than cash held for Trust expenses. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are administered by the Trustee. Whiting and its affiliates have no ability to manage or influence the operations of the Trust. The oil and gas properties comprising the underlying properties for which Whiting is designated the operator are currently operated by Whiting and its subsidiaries on a contract operator basis. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. The table below presents percentages by purchaser that accounted for 10% or more of the Trust’s total oil, NGL and natural gas sales for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Chevron USA	15%	15%	15%
Plains Marketing, LP	15%	15%	14%
Marathon Oil Corporation	14%	11%	11%
Phillips 66 Company	11%	11%	12%

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

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the Trust’s income and deductions. The Trustee also causes to be prepared and filed reports required under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading, and is responsible for causing the Trust to comply with all of the provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof. Each Trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee.

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

Termination of the Trust; Sale of the Net Profits Interest

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions and the market price of Trust units will have declined to zero.  The remaining reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015.

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

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $437 per month per active operated well, which totaled $1.7 million for the four distributions made during the year ended December 31, 2015. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts, which all terminated as of December 31, 2014, and Whiting in turn conveyed to the Trust the rights and obligations to future hedge payments Whiting makes or receives under such costless collar hedge contracts. These contracts were entered into to reduce the exposure to volatility in the underlying properties’ oil revenues due to fluctuations in crude oil prices, and to achieve more predictable cash flows. Historically, prices received for oil production have been volatile because of seasonal weather patterns, supply and demand factors, worldwide political factors and general economic conditions. Costless collars are designed to establish floor and ceiling prices on anticipated future production. The hedge contracts were in place during the 2014 and 2013 periods presented in this Annual Report on Form 10-K. However, all hedging contracts terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders and ceased thereafter). No additional hedges are allowed to be placed on Trust assets,  and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes. Consequently, there will be no future cash settlement gains or losses on commodity derivatives, and the Trust therefore has increased exposure to oil and natural gas price volatility.

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

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2015, Whiting completed the sale of certain producing oil and gas wells, effective for sales proceeds and costs beginning September 1, 2015, for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% net profits interest). The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016.

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

Federal Income Tax Matters

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which is referred to as the “Code,” existing (and to the extent proposed) Treasury regulations thereunder, and current administrative rulings and court decisions, all of which are subject to change or different interpretation at any time, possibly with retroactive effect. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

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

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2015 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whitingwhz.investorhq.businesswire.com.

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

Waste Handling. The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous wastes. Under delegations of authority from the U.S. Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting them to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition. The EPA has not formally responded to this petition yet. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

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

In June 2015, the EPA released for public comment and peer review a draft assessment of the potential impacts of oil and gas fracturing activities on the quality and quantity of drinking water resources in the United States. In addition, the EPA is currently studying wastewater and stormwater discharges from hydraulic fracturing facilities. In April 2015, the EPA issued a proposed rule to amend the Effluent Limitations Guidelines and Standards for the oil and gas extraction category which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works. The EPA is also conducting a study of private wastewater treatment facilities accepting oil and gas extraction wastewater. Additionally, the EPA is collecting data and information regarding the extent to which these facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of the facilities, the environmental impacts of discharges and other information.

Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. In March 2015, the U.S. Department of the Interior released a final rule addressing (i) hydraulic fracturing on federal and Indian oil and natural gas leases to require validation of well integrity and strong cement barriers between the wellbore and water zones through which the wellbore passes, (ii) disclosure of chemicals used in hydraulic fracturing to the Bureau of Land Management, (iii) higher standards for interim storage of recovered waste fluids from hydraulic fracturing and (iv) measures to lower the risk of cross-well contamination with chemicals and fluids used in fracturing operations. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

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

Global Warming and Climate Change.  On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHGs emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA also published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first becoming subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011. Whiting believes that it is in compliance with all substantial applicable emissions requirements.

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

In accordance with President Obama’s Climate Action Plan, on August 3, 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels. States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and on February 9, 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties, which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil, natural gas liquids and natural gas produced. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

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

The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan. As part of this strategy, on August 18, 2015, the EPA proposed requirements relating to methane and volatile organic compound (“VOC”) emissions from the oil and natural gas industry. These include: (i) proposed updates to the New Source Performance Standards and Draft Control Techniques Guidelines for new and modified sources in the oil and gas industry, (ii) Draft Control Techniques Guidelines for reducing VOC emissions from existing oil and gas sources in certain ozone nonattainment areas and states in the Ozone Transport Region, (iii) a proposed Source Determination Rule to clarify the EPA’s air permitting rules as they apply to the oil and natural gas industry and (iv) a proposed Federal Implementation Plan for the EPA’s Indian Country Minor New Source Review program for oil and gas production sources. In July 2015, the EPA also finalized two updates to the 2012 New Source Performance Standards for the oil and natural gas industry to address the definition of low-pressure wells and references to tanks that are connected to one another. In November 2015, the EPA also issued a request for additional data and information on emissions of hazardous air pollutants that were not available in 2012 when the EPA updated its major source air toxics standards for oil and natural gas production facilities and natural gas transmission and storage facilities. The final rule is expected in 2016.

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

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2015 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2016 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

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

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting. These factors include, among others:

•	changes in regional, domestic and global supply and demand for oil and natural gas;
•	the level of global oil and natural gas inventories;
•	the actions of the Organization of Petroleum Exporting Countries;
•	the price and quantity of imports of foreign oil and natural gas;
•

political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity, such as the recent lifting of international crude oil related sanctions against Iran and recent conflicts in the Middle East;

•	the level of global oil and natural gas exploration and production activity;
•	the effects of global credit, financial and economic issues;
•	developments of United States energy infrastructure;
•	weather conditions;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations, such as the recent passing of legislation to lift the ban on U.S. crude oil exports;
•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the price and availability of competitors’ supplies of oil and gas in captive market areas;
•	the price and availability of alternative fuels; and
•	acts of force majeure.

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

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $27.00 per Bbl in February 2016. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $1.80 per MMBtu in December 2015. In addition, forecasted prices for both oil and natural gas for 2016 have also declined.

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

Lower oil, natural gas and natural gas liquids prices will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price, or sustained periods of low prices, of oil, natural gas or natural gas liquids, including the recent substantial price declines in 2015 that have continued into 2016, will likely materially reduce, or completely eliminate, the amount of cash available for distribution to Trust unitholders.

There will be no distribution to unitholders when the amount of any costs, expenses and reserves related to the underlying properties, other costs and expenses incurred by the Trust and prior period net losses and applicable accrued interest, exceeds the gross proceeds generated by the NPI, as occurred during the fourth quarterly payment period of 2015.

The NPI bears its share of all production and development costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development costs, which reduces or potentially eliminates the amount of cash received by the Trust and thereafter be distributable to Trust unitholders. Additionally, if production and development costs on the underlying properties exceed the proceeds from production, as occurred with the fourth quarterly payment period of 2015 when the NPI generated a $0.1 million net loss attributable to the Trust’s interest, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Also, amounts may be reserved by Whiting for future development, maintenance or operating expenses (which reserve amounts may not exceed $2.0 million), which also reduces the amount of cash received by the Trust and thereafter be distributable to Trust unitholders.

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

The Trustee must sell the NPI if the annual gross proceeds attributable to the NPI are less than $2.0 million for each of any two consecutive years. For the fourth quarterly payment period of 2015, there was a net loss attributable to the NPI. If the NPI is unable to generate sufficient proceeds for the remaining distributions during 2016 to offset such loss and generate $2.0 million of annual gross proceeds for the 2016 and 2017 distribution periods, the Trustee would be required to sell the NPI. Additionally, the Trustee must sell the NPI if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The sale of the NPI will result in the dissolution of the Trust and the net proceeds of any such sale will be distributed to the Trust unitholders.

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

The Trust units have been delisted from the New York Stock Exchange. It will likely be more difficult for unit holders to sell the Trust units or to obtain accurate quotations of the Trust units.

The Trust units ceased trading on the NYSE on January 6, 2016. The Trust units transitioned to OTC, operated by OTC Markets Group, effective with the opening of trading on January 7, 2016 under the trading symbol “WHZT.” The Trust can provide no assurance that any trading market for the Trust units will exist on OTC or that current trading levels will be sustained or not diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE. Trading on the over-the-counter market may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unit holders may find it difficult to resell their Trust units due to the delisting.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. The reserves attributable to the underlying properties declined 34.0% from December 31, 2014 to

December 31, 2015. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas between 2016 and 2022, assuming the level of developmental drilling and investments on the underlying properties as assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. As of December 31, 2015, the percentage of remaining reserves expected to be produced during the term of the NPI was 60.4%. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE has been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect to the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI).

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

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the “standardized measure” value attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids. For example, the reserve estimates in the reserve report have been derived from NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2015, pursuant to current SEC and FASB guidelines. This compares to the average NYMEX oil and gas prices for the month of January 2016 which were $32.19 per Bbl and $2.16 per MMBtu, respectively.

Financial returns to purchasers of Trust units will vary in part based on how quickly 11.79 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.

The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold. The reserve report currently projects that 11.79 MMBOE will have been produced from the underlying properties by June 30, 2022. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after that date. If production attributable to the underlying properties is slower than estimated, then financial returns to purchasers of Trust units will be lower (assuming constant prices) because cash distributions attributable to such production will occur at a later date.

Risks associated with the production, gathering, transportation and sale of oil, natural gas and natural gas liquids could adversely affect cash distributions by the Trust and the value of the Trust units.

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depends upon, among other things, oil, natural gas and natural gas liquids production and prices and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. Please read “— Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing...” below in these Risk Factors for a discussion of the uncertainty involved in the regulation of hydraulic fracturing. Also, Whiting’s oil, natural gas liquids and natural gas production depends in large part on the proximity and capacity of pipeline systems and transportation facilities which are mostly owned by third parties. The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans. Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

Also, in response to recent accidents involving rail cars carrying Bakken crude oil, the U.S. Department of Transportation (the “DOT”) issued an emergency order on February 25, 2014 that requires rail shippers to test the makeup of such crude oil before transporting it. This move follows the safety alert the DOT issued in January 2014 that Bakken formation crude oil is more flammable than other types of crude oil and has been followed by additional emergency orders and safety advisories and alerts. An accident involving rail cars could result in significant personal injuries and property and environmental damage. In May 2015, the Pipeline and Hazardous Material Safety Administration issued new rules applicable to “high-hazard flammable trains”, which could increase transportation expenses. Similarly, regulatory responses to the October 2015 failure at a Southern California underground natural gas storage facility could also lead to increased expenses for underground storage.

In addition, drilling, production and transportation of hydrocarbons bear the inherent risk of loss of containment. Potential consequences include loss of reserves, loss of production, loss of economic value associated with the affected wellbore, contamination of soil, ground water, and surface water, as well as potential fines, penalties or damages associated with any of the foregoing consequences.

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero around or shortly after the NPI termination date, which is currently estimated to be June 30, 2022.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero shortly after the NPI termination date, which is currently estimated to be June 30, 2022.

The processes of drilling and completing wells are high risk activities.

The processes of drilling and completing wells are subject to numerous risks beyond the Trust’s and Whiting’s control, including risks that could delay the current drilling schedule of Whiting or any other operator of an underlying property and the risk that drilling will not result in commercially viable production. Neither Whiting nor any other operator is obligated to undertake any development activities, so any drilling and completion activities are subject to their discretion. Further, Whiting’s or any other operator’s future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

•	reductions in, or a sustained period of low, oil, NGL and natural gas prices;
•	delays imposed by or resulting from compliance with regulatory requirements;
•	delays or limits on the issuance of drilling permits on federal leases, including as a result of government shutdowns;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs, completion services and CO2;
•	equipment failures or accidents;
•	adverse weather conditions, such as freezing temperatures, hurricanes and storms;
•	pipeline takeaway and refining and processing capacity; and
•	title problems.

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

In June 2015, the EPA released for public comment and peer review a draft assessment of the potential impacts of oil and gas fracturing activities on the quality and quantity of drinking water resources in the United States. In addition, the EPA is currently studying wastewater and stormwater discharges from hydraulic fracturing facilities. In April 2015, the EPA issued a proposed rule to amend the Effluent Limitations Guidelines and Standards for the oil and gas extraction category which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works. The EPA is also conducting a study of private wastewater treatment facilities accepting oil and gas extraction wastewater. Additionally, the EPA is collecting data and information regarding the extent to which these facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of the facilities, the environmental impacts of discharges and other information.

Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. In March 2015, the U.S. Department of the Interior released a final rule addressing (i) hydraulic fracturing on federal and Indian oil and natural gas leases to require validation of well integrity and strong cement barriers between the wellbore and water zones through which the wellbore passes, (ii) disclosure of chemicals used in hydraulic fracturing to the Bureau of Land Management, (iii) higher standards for interim storage of recovered waste fluids from hydraulic fracturing and (iv) measures to lower the risk of cross-well contamination with chemicals and fluids used in fracturing operations. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

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

Whiting operates approximately 47% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2015. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates.

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

Whiting is currently designated as the operator of approximately 47% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2015. However, for the 53% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for oil and gas which could reduce the amount of cash available for distribution to Trust unitholders.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has begun adopting and implementing regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including one rule that limits emissions of GHGs from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis with reporting beginning in 2012 for emissions occurring in 2011.

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

In accordance with President Obama’s Climate Action Plan, on August 3, 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels. States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and on February 9, 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. In the absence of new legislation, the EPA is issuing new regulations that limit emissions of GHGs associated with the operations of the underlying properties, which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for oil, natural gas liquids and natural gas produced. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to the Trust unitholders.

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

Whiting previously participated in the formation and initial public offering of Whiting USA Trust I (“Trust I”) on April 30, 2008 and Trust I terminated its NPI effective January 28, 2015 as a result of the contractual volumes being produced and sold from Trust I’s underlying properties. Given the differences in assets comprising the underlying properties, commodity prices, production and development costs, development schedule, operators of the underlying properties and regulatory environment, among other things, the historical results of operations of Whiting USA Trust I should not be relied on as an indicator of how Whiting USA Trust II will perform.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are long-lived, predominately producing properties located primarily in the Permian Basin,  Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,310 gross (383.3 net) producing oil and natural gas wells located in 48 predominately mature fields with established production profiles in 10 states. As of December 31, 2015, approximately 99.2% of estimated proved reserves attributable to the Trust were classified as proved developed producing reserves and 0.8% were classified as proved developed non-producing reserves. For the year ended December 31, 2015,  the net production attributable to the underlying properties was 1,412 MBOE or 3,869 BOE/d. Whiting operates approximately 47% of the underlying properties based on the December 31, 2015 reserve report standardized measure of discounted future net cash flows.

Whiting’s interests in the oil and natural gas properties comprising the underlying properties require Whiting to bear its proportionate share, along with the other working interest owners, of the costs to develop and operate such properties. Many of the properties comprising the underlying properties that are operated by Whiting are burdened by non-working interests owned by third parties and royalty interests retained by the owners of the land subject to the working interests. The royalty interests typically entitle the landowner to receive at least 12.5% of the revenue derived from oil and natural gas production from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest is a working interest owner’s percentage of production and revenues, after reducing such interest by the percentage of burdens on production such as royalties and overriding royalties.

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of at least 11.79 MMBOE (10.61 MMBOE at the 90% NPI) of production from the underlying properties.  As of December 31, 2015, on a cumulative accrual basis 5.80 MMBOE (55%) of the Trust’s total 10.61 MMBOE have been produced and sold and 0.02 MMBOE were divested. The remaining minimum reserve balance of 4.79 MMBOE (at the 90% NPI) is projected to be produced by June 30, 2022, based on the Trust’s year-end 2015 reserve report. However, the reserve report is based on the assumptions included therein. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion of those assumptions and their inherent risks. The rate of future production cannot be predicted with certainty, and the Trust’s 10.61 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

Whiting’s retained interest in the underlying properties, after deducting the NPI, entitles it to 10% of the net proceeds from the sale of oil, natural gas and natural gas liquids production attributable to the underlying properties during the term of the NPI and all of the net proceeds thereafter. This interest retained by Whiting provides it with an incentive to operate (or cause to be operated) the underlying properties in an efficient and cost-effective manner. In addition, Whiting has agreed to operate the properties for which it is the designated operator as a reasonably prudent operator in the same manner that it would operate them if these properties were not burdened by the NPI. Furthermore, for those properties for which it is not the designated operator, Whiting has agreed to use commercially reasonable efforts to cause the operator to operate the property in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited.

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas from 2016 through the estimated June 30, 2022 NPI termination date, assuming no additional developmental drilling or investments other than those assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if future development is delayed, reduced, or cancelled.

Reserves

As of December 31, 2015, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves (developed and undeveloped) and the standardized measure of discounted future net cash flows as of December 31, 2015 based on average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-

of-the-month price for each month within the 12-month period ended December 31, 2015)  attributable to i) the Trust based on the term of its NPI, and ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(3)			Underlying Properties(4)
	(90% NPI through June 2022)(5)			(100% Full Economic Life)
	Oil(6) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(5) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves(1):
Developed	4,073	4,505	4,824	7,660	7,301	8,877
Undeveloped	-	-	-	-	-	-
Total proved—December 31, 2015	4,073	4,505	4,824	7,660	7,301	8,877
Standardized measure(2)			$41,035			$60,688

____________

(1)

Oil and gas reserve quantities have been derived from NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2015, pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of January 2016 were $32.19 per Bbl and $2.16 per MMBtu, respectively.

(2)

Standardized measure of discounted future net cash flows as of December 31, 2015. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(3)

The Trust’s estimated proved reserves as of December 31, 2015 on a 90% basis were 4,824 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(4)

The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the Trust is entitled to only receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

(5)

The net profits interest will terminate on the later to occur of (1) December 31, 2021 or (2) the time when the Trust’s minimum volumes of 10.61 MMBOE have been produced and sold from the underlying properties. The December 31, 2015 reserve report projects that the underlying properties will produce the Trust’s minimum volumes by June 30, 2022, whereby the Trust would only be entitled to receive the minimum volumes of 10.61 MMBOE. The reserve report as of December 31, 2014, however, projected that the underlying properties would produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest was not expected to contractually terminate until December 31, 2021, the December 31, 2014 reserve report included 592 MBOE of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes.

(6)	Oil includes natural gas liquids.

The above table does not include any proved undeveloped reserve quantities as of December 31, 2015 primarily because the underlying properties consist of mature producing properties that are essentially fully developed. While technical studies have identified an insignificant number of drilling locations that meet the criteria of proved undeveloped reserves, such locations are not reflected in the December 31, 2015 reserve report because they are not economic to develop based on the year-end reserve report commodity prices.

Proved reserves. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production and development expenditures required to produce the proved reserves as of December 31, 2015. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. See “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2015 to December 31, 2015, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in the notes to the financial statements of the Trust included in this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2015,  revisions to previous estimates decreased proved reserves by a net amount of 493 MBOE. These revisions included a downward adjustment of 592 MBOE as a result of the December 31, 2015 reserve report projecting the net profits interest to terminate by June 30, 2022 as compared to the December 31, 2014 reserve report projected termination date of December 31, 2021. The extension of the expected termination date of the NPI was caused by lower oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2015 as compared to December 31, 2014. This downward revision was partially offset, however, by an increase of 99 MBOE attributable to well performance.

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

CG&A is a Texas Registered Engineering Firm. Our primary contacts at CG&A are Mr. Robert D. Ravnaas, President, and Mr. W. Todd Brooker, Senior Vice President. Mr. Ravnaas and Mr. Brooker are State of Texas Licensed Professional Engineers. See Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Ravnaas and Mr. Brooker.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 31 years of acquisition and reservoir engineering experience,  holds a Bachelor’s degree in Petroleum Engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.

As noted above, the current reserve report projects that 10.61 MMBOE attributable to the 90% NPI will be produced from the underlying properties by June 30, 2022. The exact rate of production attributable to the underlying properties cannot be accurately predicted as numerous uncertainties are inherent in estimating reserve volumes and values, and such estimates are subject to change as additional information becomes available. The quantity of reserves actually recovered and the timing of their production may vary significantly from these estimates.

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

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2015.

	Number of	Developed Acreage		Undeveloped Acreage		Total Acreage
Region	Fields	Gross	Net	Gross	Net	Gross	Net
Permian Basin	17	32,857	24,351	2,000	942	34,857	25,293
Rocky Mountains	14	26,193	11,383	794	47	26,987	11,430
Gulf Coast	8	11,257	4,382	470	153	11,727	4,535
Mid-Continent	9	3,221	1,851	80	72	3,301	1,923
Total	48	73,528	41,967	3,344	1,214	76,872	43,181

The following is a summary of the producing wells on the underlying properties as of December 31, 2015:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	289	259.9	941	89.9	1,230	349.8
Natural gas	34	29.1	46	4.4	80	33.5
Total	323	289.0	987	94.3	1,310	383.3

The following is a summary of the number of developmental wells drilled on the underlying properties during the last three years. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development or extension well that is not a dry well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found. Whiting did not drill any exploratory wells on the underlying properties during the periods presented. There were four wells that were in the process of being drilled as of December 31, 2015.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Productive
Oil wells	10	0.08	8	0.27	8	0.43
Natural gas wells	-	-	2	0.03	-	-
Dry	-	-	-	-	-	-
Total	10	0.08	10	0.30	8	0.43

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2015	2014	2013
Net sales volumes:
Oil production (MBbl)(1)	1,113	1,229	1,319
Natural gas production (MMcf)	1,795	2,141	2,312
Total production (MBOE)	1,412	1,586	1,704
Average daily production (MBOE/d)	3.9	4.3	4.7
Garland field sales volumes(2):
Oil production (MBbl)(1)	165	169	168
Natural gas production (MMcf)	60	57	55
Total production (MBOE)	175	178	177
Rangely field sales volumes(2):
Oil production (MBbl)(1)	164	181	184
Natural gas production (MMcf)	-	-	-
Total production (MBOE)	164	181	184
Average sales prices:
Oil (per Bbl)(1)	$41.01	$80.86	$87.27
Natural gas (per Mcf)	$2.94	$5.39	$4.84
Production costs per BOE(3)	$25.63	$28.32	$25.73

____________

(1)	Oil includes natural gas liquids.
(2)

The Garland field was the only field that contained 15% or more of the total proved reserve columns of the underlying properties as of December 31, 2015. The Rangely field was the only field that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2014 and 2013.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.6 million ($1.10/BOE), $2.7 million,  ($1.68/BOE),  and $3.0 million  ($1.74/BOE), for the years ended December 31, 2015,  2014 and 2013, respectively.

Of all the producing wells that the Trust has an interest in or operates, there are certain of the Trust’s wells that are included in eight  separate enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts. Aggregate production from such enhanced oil recovery fields averaged 939 BOE/d during 2015 or 24% of 2015 daily production from the underlying properties. For these areas, Whiting needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Other than the underlying properties’ commitment of 11.79 MMBOE to the Trust pursuant to the terms of the NPI, neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. However, even this broad distribution may not provide protection against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2015, approximately 47% of these properties were operated by Whiting. Based on annual 2015 production attributable to the underlying properties, approximately 79% of production was crude oil and natural gas liquids and 21% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Permian Basin Region. The Permian Basin region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties consist of 17 fields, of which Whiting operates wells in 12. The major fields in this region, include the Keystone South field that produces from the Clear Fork, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2015, the net production attributable to the underlying properties in the region was 597.5 MBOE or 1.6 MBOE/d.

Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 14 fields of which Whiting operates wells in five.  The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting-operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2015, the net production attributable to the underlying properties in the region was 596.2 MBOE or 1.6 MBOE/d.

Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four.  The major field in this region is the Whiting-operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2015, the net production attributable to the underlying properties in the region was 171.5 MBOE or 0.5 MBOE/d.

Mid-Continent Region. The underlying properties in the Mid-Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of nine fields of which Whiting operates wells in five.  The major field in this region is the Whiting operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2015, the net production attributable to the underlying properties in the region was 47.0 MBOE or 0.1 MBOE/d.

Abandonment and Sale of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate these properties if they were not burdened by the NPI, and Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2015,  2014 and 2013, there were five,  four and two gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

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

In November 2015, Whiting completed the sale of certain producing oil and gas wells for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% net profits interest). During the years ended December 31, 2014 and 2013, no such sales of producing oil and gas wells occurred.

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

Whiting’s interests in the oil and natural gas properties comprising the underlying properties are typically subject, in one degree or another, to one or more of the following:

•	royalties and other burdens on production, express and implied, under oil and natural gas leases;
•	overriding royalties, production payments and similar interests and other burdens on production created by Whiting or its predecessors in title;
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units commenced trading on the New York Stock Exchange on March 23, 2012 under the symbol “WHZ” and were delisted from the New York Stock Exchange on January 6, 2016. The Trust units transitioned to the OTC, operated by OTC Markets Group, effective with the open of trading on January 7, 2016 under the symbol “WHZT”. The high and low sales prices per unit for each quarter in 2015 and 2014 were as follows:

	For the Year Ended December 31,
	2015		2014
	High	Low	High	Low
First quarter (January 1 through March 31)	$8.47	$4.60	$13.94	$12.63
Second quarter (April 1 through June 30)	$6.21	$2.55	$13.84	$11.13
Third quarter (July 1 through September 30)	$2.80	$1.02	$13.33	$11.82
Fourth quarter (October 1 through December 31)	$2.04	$0.69	$12.39	$5.15

At December 31, 2015, the 18,400,000 units outstanding were held by two unitholders of record.

Distributions

Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. The table below presents the net cash proceeds for each quarter of 2015 and 2014 attributable to the 90% NPI, the estimated Trust expenses, Montana state income taxes reserved for by the Trustee and the resulting distributable income per Trust unit (in thousands, except distributable income per unit data).

2015 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$6,177	$150	$5	$0.327255
Second quarter	536	300	-	0.012803
Third quarter	3,172	250	3	0.158632
Fourth quarter	276	90	3	0.010003
Total	$10,161	$790	$11	$0.508693

2014 Quarterly Distributions	Net Cash Proceeds (90% NPI)	Estimated Trust Expenses	Montana State Income Tax Withholdings	Distributable Income per Unit
First quarter	$12,191	$200	$5	$0.651431
Second quarter	12,595	250	3	0.670762
Third quarter	15,504	250	6	0.828699
Fourth quarter	12,072	250	9	0.642014
Total	$52,362	$950	$23	$2.792906

Subsequent to year-end, on February 5, 2016, the Trust announced that no distribution would be made to unitholders in the first quarter of 2016. This is due to the net profits interest generating a net loss of $0.1 million during the fourth quarterly payment period of 2015, and when such net loss is combined with that period’s provision for estimated Trust expenses, both of these amounts together offset the proceeds from sale of oil and gas properties of $0.3 million in their entirety.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2015.

Item 6. Selected Financial Data

The Trust was formed on December 5, 2011, however, the conveyance of the NPI did not occur until March 28, 2012. As a result, the Trust did not recognize any income or make any distributions until the second quarter of 2012. The following table sets forth selected data for the Trust for the years ended December 31, 2015, 2014, 2013 and 2012 and as of December 31, 2015, 2014, 2013 and 2012 based on the Trust’s audited financial statements (in thousands, except distributable income per unit and Trust units outstanding data):

	Year Ended December 31,
	2015	2014	2013	2012
Income from net profits interest	$10,161	$52,362	$54,485	$49,023
Distributable income	$9,360	$51,389	$53,550	$48,015
Distributable income per unit	$0.508693	$2.792906	$2.910335	$2.609500

	December 31,
	2015	2014	2013	2012
Trust corpus	$30,966	$57,789	$144,990	$171,355
Total assets at year-end	$31,245	$58,079	$145,211	$171,516
Trust units outstanding	18,400,000	18,400,000	18,400,000	18,400,000

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operation

This document contains forward-looking statements, which include expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives in respect of the NPI, and to perform certain administrative functions in respect of the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which was in turn subject to commodity hedge contracts through December 31, 2014 (which hedging effects impacted the February 2015 distribution and ceased thereafter). The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2015. The 2015 NPI distributions are mainly affected, however, by October 2014 through September 2015 oil prices and September 2014 through August 2015 natural gas prices.

	2013				2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17
Natural gas	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $27.00 per Bbl in February 2016. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $1.80 per MMBtu in December 2015. In addition, forecasted prices for both oil and gas for 2016 have also declined. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in the past. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, for all future quarterly payments there will be no cash settlement gains or losses on commodity derivatives, and the Trust therefore has increased exposure to oil and natural gas price volatility.

Trust termination.  The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2015, on a cumulative accrual basis, 5.80 MMBOE (55%) of the Trust’s total 10.61 MMBOE have been produced and sold and 0.02 MMBOE were divested. The remaining minimum reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 4.79 MMBOE as of December 31, 2015.  For additional discussion relating to the assumptions underlying the estimated date when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) will be produced and sold from the underlying properties, after which the Trust will soon thereafter wind up its affairs and terminate,  see “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

Impairment of Net Profits Interest. As of December 31, 2015, the Trust’s investment in the NPI with a carrying value of $46.8 million was written down to its fair value of $31.0 million, resulting in a $15.8 million impairment charged directly to Trust corpus. The write-down of the investment in NPI is related to the decrease in the forward price curve for crude oil and natural gas as of December 31, 2015.

For a discussion of material changes to proved reserves, see “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, see “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the reserve report of $17.1 million estimated to be spent over six and one-half years. No assurance can be given, however, that any such expenditures will be made, or if made, they will result in production in commercially paying amounts, if any. With respect to the underlying properties, Whiting expects, but is not obligated, to implement the development strategies described below relative to each of the following regions. With respect to fields for which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures relative to such fields. Please read “Risk factors — Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” Information relating to planned capital expenditures on fields for which Whiting is not the operator represent Whiting’s most recent understanding of the planned expenditures and activities of the operator thereof.

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

	2016 - 2022 Planned Capital Expenditures
Region/Field/Description	(in millions)	Gross Wells	Net Wells
Rocky Mountains
Garland — maintenance capital	$8.4	-	-
Rangely — CO2 and maintenance capital	8.1	-	-
Rocky Mountains Total	$16.5	-	-
Permian Basin
DEB — recompletions	$0.6	1	1.0
Permian Basin Total	$0.6	1	1.0
Total	$17.1	1	1.0

Rocky Mountains Region.  Whiting owns a non-operated working interest in the Garland field located in Big Horn County, Wyoming, which produces from the Madison and Tensleep zones. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are $1.4 million per year through 2021 related to plant and equipment expenditures. Although Whiting is not aware of any other development plans by this operator or other operators of the underlying properties in this region, these operators may propose capital expenditures in the future.

The Rangely field, operated by Chevron Corporation, is located in Rio Blanco County, Colorado. This field was discovered in 1931 with development drilling commencing in 1943. The field is currently producing under the tertiary recovery process of CO2 injection. The underlying properties include a 4.6% working interest in the Rangely Weber Sand Unit. Capital is expended each year to purchase CO2 for injection in the field. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest for 2016 are $1.6 million and approximately $1.3 million per year for 2017 through the estimated termination of the NPI and are comprised of CO2 purchases and plant and equipment expenditures. Although Whiting is not aware of any other development plans by Chevron or other operators of the underlying properties in this region, these operators may propose capital expenditures in the future. Additionally, although Whiting has not identified any future capital expenditures for the Whiting operated fields in the Rocky Mountains region at this time, further study or offsetting drilling activity may result in capital expenditures in the future.

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

Results of Trust Operations

The following is a summary of income from net profits interest and distributable income received by the Trust for the years ended December 31, 2015,  2014 and 2013 consisting of the February, May, August and November distributions for each respective year (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

Trust Results
	Year Ended December 31,
	2015		2014		2013
Sales volumes:
Oil from underlying properties (MBbl)(a)	1,125	(c)	1,212	(d)	1,299	(f)
Natural gas from underlying properties (MMcf)	1,875	(c)	2,247	(d)	2,375	(f)
Total production (MBOE)	1,437		1,586		1,695
Average sales prices:
Oil (per Bbl)(a)	$48.91		$86.81		$84.94
Effect of oil hedges on average price (per Bbl)	0.88		-		-
Oil net of hedging (per Bbl)	$49.79		$86.81		$84.94
Natural gas (per Mcf)	$3.20		$5.48	(e)	$4.73	(e)
Cost metrics:
Lease operating expenses (per BOE)	$29.14		$27.86		$25.98
Production tax rate (percent of total revenues)	5.1%		5.2%		5.1%
Revenues:
Oil sales(a)	$55,006	(c)	$105,189	(d)	$110,358	(f)
Natural gas sales	6,005	(c)	12,307	(d)	11,235	(f)
Total revenues	61,011		117,496		121,593
Costs:
Lease operating expenses	41,873		44,192		44,036
Production taxes	3,091		6,124		6,254
Development costs	5,746		8,999		10,764
Cash settlements on commodity derivatives(b)	(989)		-		-
Total costs	49,721		59,315		61,054
Net proceeds	11,290		58,181		60,539
Net profits percentage	90%		90%		90%
Income from net profits interest	10,161		52,362		54,485
Provision for estimated Trust expenses	(790)		(950)		(900)
Montana state income tax withheld	(11)		(23)		(35)
Distributable income	$9,360		$51,389		$53,550

____________

(a)	Oil includes natural gas liquids.
(b)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Consequently, for all future distributions, there will be no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2015 (consisting of Whiting’s February 2015,  May 2015, August 2015 and November 2015 distributions to the Trust) generally represent crude oil production from October 2014 through September 2015 and natural gas production from September 2014 through August 2015.

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

(f)

Oil and gas sales volumes and related revenues for the year ended December 31, 2013 (consisting of Whiting’s February 2013, May 2013, August 2013 and November 2013 distributions to the Trust) generally represent crude oil production from October 2012 through September 2013 and natural gas production from September 2012 through August 2013.

Comparison of Results of the Trust for the Years Ended December 31, 2015 and 2014

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

Revenues. Oil and natural gas revenues were $56.5 million (or 48%) lower in 2015  compared to 2014.  Sales revenue is a function of average commodity prices realized and oil and gas volumes sold.  The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized decreased for crude oil (before the effects of hedging) and natural gas by 44% and 42%, respectively, between periods due to lower NYMEX oil and natural gas prices. The Trust’s natural gas wells are experiencing a higher rate of production decline as compared to the Trust’s oil properties. Crude oil production volumes declined by 87 MBbls (or 7%) and natural gas volumes declined by 372 MMcf (or 17%) in 2015 compared to 2014. The oil volume decrease was primarily related to (i) normal field production decline, (ii) differences in timing associated with revenues received from non-operated parties and (iii) three wells that were shut-in at the end of 2014. These oil volume declines were partially offset by two wells that were shut-in for a portion of the 2014 period that came back online during February 2014 and one recompleted well that came online during the last twelve months. The gas volume decrease was primarily related to normal field production decline and two wells that were shut-in at the end of 2014. These lower gas volumes were partially offset by (i) one well recompletion performed in 2015, (ii) differences in timing associated with revenues received from non-operated parties and (iii) one well that was shut-in for a portion of the 2014 period that came back online during February 2014. Based on the December 31, 2015 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas from 2016 through the estimated June 30, 2022 NPI termination date, which estimates are derived from NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of January 2016 were $32.19 per Bbl and $2.16 per MMBtu, respectively.

Lease Operating Expenses. LOE decreased  $2.3 million (or 5%) during the year ended December 31, 2015 compared to the same 2014 period primarily due to a $3.3 million decrease in oil field goods and services and lower labor and other operating costs on Whiting-operated properties of $1.6 million. These declines were partially offset by $2.6 million in higher ad valorem taxes paid during 2015, which tax bills are primarily assessed using 2014 commodity prices.  LOE on a per BOE basis, however, increased 5%  from $27.86 during 2014 to $29.14 for 2015. This higher LOE rate was mainly due to overall production declining at a faster rate than the fixed and semi-variable costs attributable to the underlying properties.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent at 5.1% and 5.2% during 2015 and 2014, respectively. Overall production taxes in 2015, however, decreased $3.0 million (or 50%) as compared to 2014, which decline is primarily due to lower oil and natural gas sales revenue between periods.

Development Costs. Development costs were $3.3 million (or 36%) lower in 2015 as compared to 2014.  This decrease was primarily related to (i) fewer well workovers and recompletions in the DEB, Keystone South and Agua Dolce fields between periods, which totaled $2.3 million and (ii) reduced drilling and workover costs of $1.0 million in the Sable and Garland fields.

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

Cash settlements relating to these hedges resulted in a gain of $1.0 million for the year ended December 31, 2015, which had the effect of increasing the average price of crude oil by $0.88 per Bbl for the year. As a result, the total net crude oil price of $49.79 per Bbl included a premium of 2% related to the effects of hedging for 2015. There were no cash settlements for these hedges during the year ended December 31, 2014. All hedge-related pricing impacts ceased after the February 2015 distribution, while the Trust’s net profits interest is currently projected to terminate on June 30, 2022 based on the Trust’s December 31, 2015 reserve report. Therefore, no commodity price hedges will impact future Trust distributions, which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

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

Revenues. Oil and natural gas revenues were $4.1 million (or 3%) lower in 2014 compared to 2013. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was due to lower oil and natural gas production volumes, which were partially offset by higher realized oil and natural gas prices. The average sales price realized increased for crude oil by 2% and for natural gas by 16% between periods. Oil production volumes declined by 88 MBbls (or 7%) in 2014 compared to 2013 primarily due to (i) normal field production decline, (ii) four wells that were shut-in for a portion of the 2014 period and (iii) one well that was temporarily abandoned at the end of 2013. The decline in oil production between periods was partially offset, however, by two workover wells and one newly drilled well that came online during the last twelve months and differences in timing associated with revenues received from non-operated properties. Gas production volumes declined by 128 MMcf (or 5%) between periods primarily due to normal field production decline and three wells that were shut-in for a portion of the 2014 period. The decline in gas production was partially offset, however, by (i) two recompleted wells and one newly drilled well that came online during the last twelve months and (ii) differences in timing associated with revenues received from non-operated properties.

Lease Operating Expenses. LOE increased $0.2 million (or less than 1%) during the year ended December 31, 2014 compared to the same 2013 period primarily due to (i) higher workover and electricity costs of $0.6 million and $0.3 million, respectively, and (ii) a $0.2 million increase in labor costs on Whiting-operated properties. These increases were partially offset by a decrease in ad valorem taxes of $0.9 million between periods. The higher overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 7% between periods, from $25.98 in 2013 to $27.86 in 2014.

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

Development Costs. Development costs were $1.8 million (or 16%) lower in 2014 as compared to 2013. This decrease was primarily due to (i) fewer recompletions in the Keystone South field of $1.4 million, (ii) reduced drilling activity in the Sandtank Bone Spring field of $0.9 million and (iii) lower drilling and facility expansion costs in the Rangely Weber field of $0.8 million.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. Should the NPI continue to produce net losses, as it did during the fourth quarterly payment period of 2015, the net profits interest will not provide sufficient funds to the Trustee to satisfy payment of all the Trust’s administrative expenses. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future distributions, are insufficient to cover the Trust’s liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the NPI is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance agreement, which is filed as an exhibit to this report, and reference is hereby made to such conveyance agreement for the actual definitions of “gross proceeds” and “net proceeds”.

Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the years ended December 31, 2015, 2014 and 2013. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the year ended December 31, 2015, Whiting incurred $0.1 million of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. Whiting has no obligation, however, to lend funds to the Trust. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2015 to make future payments during the specified time periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years(d)
Delaware Trustee fees(a)	$25	$4	$7	$7	$7
Trustee administrative service fees(b)	1,219	175	363	382	299
Whiting administrative service fees(c)	1,300	200	400	400	300
Total	$2,544	$379	$770	$789	$606

____________

(a)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.
(b)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an administrative fee of $175,000 per year, which escalates annually by 2.5% starting in 2017.
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

(d)

The “more than 5 years” period represents obligations through the June 2022 estimated Trust termination date, based on the Trust’s 2015 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2015 applicable to the Trust or its financial statements.

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

Basis of Accounting. The Trust’s financial statements are prepared on a modified cash basis, which is a comprehensive basis of accounting other than GAAP. This method of accounting is consistent with reporting of taxable income to the Trust unitholders. The most significant differences between the Trust’s financial statements and those prepared in accordance with GAAP are:

a.	Income from net profits interest is recognized when NPI distributions are received by the Trust rather than accrued in the month of production that they are earned;
b.	Distributions to Trust unitholders are recorded when paid by the Trust rather than accrued when owed;
c.

Trust general and administrative expenses (which include the Trustee’s fees as well as administrative, accounting, engineering, legal, and other professional fees) are recorded when paid by the Trust rather than when incurred; and

d.	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP.

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

Oil and Gas Reserves. The proved oil and gas reserves for the underlying properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices and production costs, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from estimates, and the Trust is unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic and operational conditions.

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

Amortization of Net Profits Interest. The investment in net profits interest is amortized using the units-of-production method. The rate of recording amortization is dependent upon our estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which amortization expense is recorded would increase, reducing Trust corpus.

Impairment of Investment in Net Profits Interest. The value of the investment in net profits interest is reviewed whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. Potential impairments of the investment in net profits interest are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net capitalized cost exceeds undiscounted future cash flows, the cost of the investment in net profits interest is written down to “fair value,” which is determined using net discounted future cash flows from the net profits interest. Different pricing assumptions or discount rates could result in a different calculated impairment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Through 2014, however, the NPI was subject to commodity hedge contracts in the form of costless collars entered into by Whiting, which had reduced the NPI’s exposure to crude oil price volatility.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. The hedge contracts consisted of costless collar arrangements placed with a single trading counterparty, JPMorgan Chase Bank National Association, and were in place during the 2014 and 2013 periods presented in this Annual Report on Form 10-K.  However, all hedging contracts terminated as of December 31, 2014, which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders. No additional hedges are allowed to be placed on Trust assets, and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes.

Crude oil costless collar arrangements settle based on the average of the closing settlement price for each commodity business day in the contract period. In a collar arrangement, the counterparty is required to make a payment to Whiting for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Whiting is required to make a payment to the hedge counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. The amounts that were received by Whiting from the counterparty upon settlements of these hedge contracts, if any, reduced the production and development costs related to the underlying properties when calculating the net proceeds.

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

Austin, Texas

We have audited the accompanying statements of assets, liabilities and trust corpus - modified cash basis of Whiting USA Trust II (the “Trust”) as of December 31, 2015 and 2014, the related statements of distributable income and changes in trust corpus - modified cash basis for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Whiting USA Trust II as of December 31, 2015 and 2014, and its distributable income and changes in trust corpus for the years ended December 31, 2015, 2014 and 2013, on the comprehensive basis of accounting described in Note 2 to the financial statements.

/s/ Deloitte & Touche LLP

Austin, Texas

March 11, 2016

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2015	2014
ASSETS
Cash and short-term investments	$279	$290
Investment in net profits interest, net	30,966	57,789
Total assets	$31,245	$58,079
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$279	$290
Trust corpus (18,400,000 Trust units issued and outstanding at December 31, 2015 and December 31, 2014)	30,966	57,789
Total liabilities and Trust corpus	$31,245	$58,079

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2015	2014	2013
Income from net profits interest	$10,161	$52,362	$54,485
General and administrative expenses	(801)	(881)	(840)
Cash reserves used (withheld) for current Trust expenses	11	(69)	(60)
State income tax withholding	(11)	(23)	(35)
Distributable income	$9,360	$51,389	$53,550
Distributable income per unit	$0.508693	$2.792906	$2.910335

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Trust corpus, beginning of period	$57,789	$144,990	$171,355
Distributable income	9,360	51,389	53,550
Distributions to unitholders	(9,360)	(51,389)	(53,550)
Impairment of investment in net profits interest	(15,808)	(62,806)	-
Amortization of investment in net profits interest	(11,015)	(24,395)	(26,365)
Trust corpus, end of period	$30,966	$57,789	$144,990

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%-owned subsidiary of Whiting, to the Trust. The term NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2015, these oil and gas properties included interests in approximately 1,310 gross (383.3 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI) and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. As of December 31, 2015, on a cumulative accrual basis 5.80 MMBOE (55%) of the Trust’s total 10.61 MMBOE have been produced and sold and 0.02 MMBOE were divested. The remaining minimum reserve balance of 4.79 MMBOE (at the 90% NPI) is projected to be produced by June 30, 2022, based on the Trust’s year-end 2015 reserve report.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of December 31, 2015 and 2014,  the Trust had no outstanding borrowings.

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

Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:

a.	Income from net profits interest is recorded when NPI distributions are received by the Trust;
b.	Distributions to Trust unitholders are recorded when paid by the Trust;
c.	Trust general and administrative expenses (which include the Trustees’ fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;
d.	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;
e.

Amortization of the investment in net profits interest is calculated based on the units-of-production method. Such amortization is charged directly to Trust corpus and does not affect distributable income; and

f.

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

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer certain revenues and expenses in a period other than when such revenues are received or expenses are paid. Because the Trust’s financial statements are prepared on the modified cash basis as described above, however, most accounting pronouncements are not applicable to the Trust’s financial statements.

Cash and Short-Term Investments — Cash and short-term investments include all highly liquid short-term investments with original maturities of three months or less.

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Chevron USA	15%	15%	15%
Plains Marketing, LP	15%	15%	14%
Marathon Oil Corporation	14%	11%	11%
Phillips 66 Company	11%	11%	12%

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2015 applicable to the Trust or its financial statements.

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

Accumulated amortization of the investment in net profits interest was zero as of December 31, 2015 and 2014, as a result of NPI impairment write downs that occurred as of each respective year-end.

Impairment of Net Profits Interest — The investment in net profits interest is evaluated for impairment when events and circumstances indicate that the recorded carrying value may not be recoverable. Any impairment of the investment in net profits interest is charged directly to Trust corpus, which does not affect distributable income. During the fourth quarter of 2015, the investment in net profits interest with a previous carrying value of $46.8 million was written down to its fair value of $31.0 million, resulting in an impairment of $15.8 million. Additionally, during 2014, the investment in net profits interest with a previous carrying value of $120.6 million was written down to its fair value of $57.8 million, which resulted in an impairment charge of $62.8 million. These write-downs of the investment in NPI during 2015 and 2014 are related to decreases in the forward price curves for crude oil and natural gas as of December 31, 2015 and 2014, respectively. The fair value of the investment in net profits interest contains unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on sales contract terms or forward price curves (adjusted for basis differentials); estimated operating, development, and general and administrative expenses; estimated state income tax withholdings; and a risk-adjusted discount rate.

4.  INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows:

	Year Ended December 31,
	2015		2014		2013
Revenues:
Oil sales(a)	$55,006	(c)	$105,189	(d)	$110,358	(e)
Natural gas sales	6,005	(c)	12,307	(d)	11,235	(e)
Total revenues	61,011		117,496		121,593
Costs:
Lease operating expenses	41,873		44,192		44,036
Production taxes	3,091		6,124		6,254
Development costs	5,746		8,999		10,764
Cash settlements on commodity derivatives(b)	(989)		-		-
Total costs	49,721		59,315		61,054
Net proceeds	11,290		58,181		60,539
Net profits percentage	90%		90%		90%
Income from net profits interest	$10,161		$52,362		$54,485

____________

(a)	Oil includes natural gas liquids.
(b)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Consequently, for all future distributions, there will be no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(c)

Oil and gas sales volumes and related revenues for the year ended December 31, 2015 (consisting of Whiting’s February 2015, May 2015, August 2015 and November 2015 distributions to the Trust) generally represent crude oil production from October 2014 through September 2015 and natural gas production from September 2014 through August 2015.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $11,183, $23,009 and $35,222 related to Montana state income taxes for the years ended December 31, 2015, 2014 and 2013, respectively. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

6.  DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions, if any, during the term of the Trust are made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter in cash reserves for future expenses of the Trust.

If the NPI generates net losses during the quarter or if the Trust expenses paid during the quarter (subject to adjustment for any cash reserves established for future Trust expenses) exceed the income generated by the net profits interest during such quarter, then there will be no distribution to Trust unitholders for the quarterly payment period. The Trust is not responsible for the repayment of any net losses generated by the net profits interest, however, any such net losses, plus accrued interest, will be recovered from future NPI net profits before any further distributions will be made to Trust unitholders.

7.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the years ended December 31, 2015,  2014 and 2013, Whiting incurred $0.1 million,  $1.5 million and $1.2 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands, except monthly amounts per well):

	Year Ended December 31,
	2015	2014	2013
Total overhead charges (in thousands)	$1,694	$1,746	$1,687
Overhead charge per month per active operated well	$437	$446	$431

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2015, 2014 and 2013 includes $200,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2015, 2014 and 2013 includes $175,000 in each period for administrative fees paid to the Trustee.

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. Whiting has no obligation, however, to lend funds to the Trust. This letter of credit will not be used to fund NPI distributions to unitholders, and if  the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amount have been repaid by the Trust.

8.  SUBSEQUENT EVENTS

The Trust was informed by the New York Stock Exchange (the “NYSE”) on January 4, 2016 that the Trust was not in compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per unit over a period of 30 consecutive trading days. Under the NYSE delisting procedures, the Trust had the right to certain cure periods if it could demonstrate its intent to cure the deficiency. However, in order to save the Trust administrative costs (including ongoing NYSE listing fees, expenses associated with reverse split votes or other actions necessary to remedy the deficiency) the Trust determined it would not cure the deficiency. As a result, the Trust units ceased trading on the NYSE on January 6, 2016. The Trust units transitioned to OTC, operated by OTC Markets Group, effective with the opening of trading on January 7, 2016 under the trading symbol “WHZT.”

On  February 5, 2016, the Trust announced that no distribution would be made to unitholders in the first quarter of 2016. This is due to the net profits interest generating a net loss of $0.1 million during the fourth quarterly payment period of 2015, and when such net loss is combined with that period’s provision for estimated Trust expenses, both of these amounts together offset the proceeds from sale of oil and gas properties of $0.3 million in their entirety.

9.   SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

Estimates of proved reserves attributable to the Trust and the related valuations were based on reports prepared by the Trust’s independent petroleum engineers Cawley, Gillespie & Associates, Inc. Proved reserve estimates included herein conform to the definitions prescribed by the FASB and SEC. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price and cost changes and other factors.

As of December 31, 2015, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are maintained.

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2013,  2014 and 2015:

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBOE)
Balance — January 1, 2013(1)	7,483	11,887	9,464
Revisions to previous estimates	178	140	201
Extensions and discoveries	17	4	18
Divestitures	-	-	-
Production	(1,187)	(2,081)	(1,534)
Balance — December 31, 2013(1)(2)	6,491	9,950	8,149
Revisions to previous estimates	(40)	(561)	(133)
Extensions and discoveries	7	1	7
Divestitures	-	-	-
Production	(1,106)	(1,927)	(1,427)
Balance — December 31, 2014(1)(2)	5,352	7,463	6,596
Revisions to previous estimates	(270)	(1,333)	(493)
Extensions and discoveries	8	-	8
Divestitures	(15)	(10)	(16)
Production	(1,002)	(1,615)	(1,271)
Balance — December 31, 2015(1)(2)	4,073	4,505	4,824
Proved developed reserves:
December 31, 2012	7,446	11,848	9,421
December 31, 2013	6,475	9,950	8,133
December 31, 2014	5,337	7,463	6,581
December 31, 2015	4,073	4,505	4,824
Proved undeveloped reserves:
December 31, 2012	37	39	43
December 31, 2013	16	-	16
December 31, 2014	15	-	15
December 31, 2015	-	-	-

____________

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2013, December 31, 2013,  2014 and 2015 were 15.8 MMBOE, 14.8 MMBOE, 13.4 MMBOE and 8.9 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

(2)

The net profits interest will terminate on the later to occur of (1) December 31, 2021 or (2) the time when the Trust’s minimum volumes of 10.61 MMBOE have been produced and sold from the underlying properties. Based on the reserve reports as of December 31, 2013 and 2014, the underlying properties were projected to produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest was not expected to contractually terminate until December 31, 2021, the December 31, 2013 and 2014 reserve reports included 725 MBOE and 592 MBOE, respectively, of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes. The December 31, 2015 reserve report, however, projects that the underlying properties will produce the Trust’s minimum volumes by June 30, 2022, whereby the Trust would only be entitled to receive the minimum volumes of 10.61 MMBOE.

Notable changes in proved reserves for the year ended December 31, 2015 included:

•

Revisions to previous estimates. In 2015,  revisions to previous estimates decreased proved reserves by a net amount of 493 MBOE. These revisions include a downward adjustment of 592 MBOE as a result of the December 31, 2015 reserve report projecting the net profits interest to terminate by June 30, 2022 as compared to the December 31, 2014 reserve report’s projected termination date of December 31, 2021. The extension of the expected termination date of the NPI was caused by lower oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2015 as compared to December 31, 2014. This downward revision was partially offset, however, by an increase of 99 MBOE attributable to well performance.

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

Notable changes in proved reserves for the year ended December 31, 2013 included:

•

Revisions to previous estimates.  In 2013, revisions to previous estimates increased proved reserves by a net amount of 201 MBOE. These revisions mainly consisted of (i) increased estimates of future production associated with well workovers performed during 2013, and (ii) higher crude oil and natural gas pricing incorporated into the Company’s reserve estimates at December 31, 2013 as compared to December 31, 2012.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932, Extractive Activities—Oil and Gas. Future cash inflows as of each period end were computed by applying average fiscal-year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust is as follows (in thousands):

	December 31,
	2015	2014	2013
Future cash inflows	$184,764	$487,684	$616,381
Future production costs	(117,049)	(243,640)	(287,849)
Future development costs	(15,414)	(24,753)	(28,361)
Future net cash flows	52,301	219,291	300,171
10% annual discount for estimated timing of cash flows	(11,266)	(51,092)	(75,107)
Standardized measure of discounted future net cash flows(1)	$41,035	$168,199	$225,064

____________

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributable to the Trust are as follows (in thousands):

	December 31,
	2015	2014	2013
Beginning of year	$168,199	$225,064	$266,389
Sale of oil and gas produced, net of production costs	(9,542)	(51,942)	(65,802)
Sale of minerals in place	(481)	-	-
Net changes in prices and production costs	(127,291)	(26,582)	3,010
Extensions and discoveries less related costs	91	244	(18)
Previously estimated development costs incurred during the period	4,785	4,569	4,453
Changes in estimated future development costs	3,267	(1,028)	(9,402)
Revisions of previous quantity estimates	(14,813)	(4,632)	(205)
Accretion of discount	16,820	22,506	26,639
End of year	$41,035	$168,199	$225,064

Future cash inflows included in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) as follows:

	December 31,

	2015	2014	2013
Oil (per Bbl)	$42.57	$83.26	$87.22
Gas (per Mcf)	$2.53	$5.64	$5.05

10.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2015
Income from net profits interest	$6,177	$536	$3,172	$276	$10,161
Distributable income	$6,022	$236	$2,919	$183	$9,360
Distributions per unit	$0.327255	$0.012803	$0.158632	$0.010003	$0.508693

Year Ended December 31, 2014
Income from net profits interest	$12,191	$12,595	$15,504	$12,072	$52,362
Distributable income	$11,986	$12,342	$15,248	$11,813	$51,389
Distributions per unit	$0.651431	$0.670762	$0.828699	$0.642014	$2.792906

____________

(1)	Dollars in thousands, except distributions per unit.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Whiting to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See “Risk Factors — The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2015,  there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

Trustee’s Annual Report on Internal Control Over Financial Reporting.  A registrant's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting. A registrant's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of the Trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework  (2013), the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. Based solely on a review of these reports and any such reports furnished to the Trustee, the Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2015.

Audit Committee and Nominating Committee

Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with The Bank of New York Mellon Trust Company’s code of ethics.

Item 11. Executive Compensation

During the year ended December 31, 2015, the Trustee received administrative fees from the Trust in the amount of $175,000. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

Letter of Credit

In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust if requested to do so by the Trustee. Whiting has no obligation, however, to lend funds to the Trust. This letter of credit will not be used to fund NPI distributions to unitholders, and if  the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to the unitholders until all such amounts have been repaid by the Trust.

Plugging and Abandonment

During the year ended December 31, 2015, Whiting incurred $0.1 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2015, the Trust’s portion of the monthly charge totaled $1.7 million and averaged $437 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2015 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2015 include $175,000 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accounting Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2016. During fiscal 2015, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2015 and 2014 by Deloitte:

	2015	2014
Audit fees (1)	$212,000	$213,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$212,000	$213,000

____________

(1)	Fees for audit services in 2015 and 2014 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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

Whiting USA Trust II

By:	The Bank of New York Mellon Trust Company, N.A.,
as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

March 11, 2016

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

January 27, 2016

The Bank of New York Mellon Trust Company, N.A.

 As Trustee of Whiting USA Trust II

919 Congress Avenue, Suite 500

Austin, Texas 78701

Re:	Evaluation Summary – SEC Price
Whiting USA Trust II Underlying Properties
Total Proved Reserves
Certain Properties Located in Various States
As of December 31, 2015

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue

Gentlemen:

As requested, we are submitting our estimates of total proved reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust II.  These certain oil and gas properties are located in Texas, Wyoming, North Dakota, Colorado, New Mexico, Mississippi, Arkansas, Montana, Michigan and Oklahoma.  Also included in the tables below are the total proved reserves attributable to the same underlying properties estimated to be produced by June 30, 2022, which is the estimated date of termination for Whiting USA Trust II.  This report, completed January 27, 2016 covers 100% of the total proved reserves estimated for Whiting USA Trust II.  This report includes results for an SEC pricing scenario.  The results of this evaluation are presented in the accompanying tabulations, with a composite summary presented below:

Underlying Properties Full Economic Life
		Proved	Proved
		Developed	Developed	Total
Net Reserves		Producing	Behind Pipe	Proved
Oil	- Mbbl	7,025.7	345.4	7,371.1
Gas	- MMcf	6,648.9	651.8	7,300.7
NGL	- Mbbl	288.7	0.0	288.7
Equivalent*	- Mbbl	8,422.5	454.0	8,876.5
Revenue
Oil	- M$	305,164.8	15,892.3	321,057.1
Gas	- M$	16,196.5	1,894.5	18,091.0
NGL	- M$	6,412.2	0.0	6,412.2
Severance Taxes	- M$	14,482.9	873.1	15,356.1
Ad Valorem Taxes	- M$	6,628.2	364.4	6,992.6
Operating Expenses	- M$	195,812.7	5,185.6	200,998.2
Investments	- M$	19,274.3	2,006.6	21,280.9
Net Operating Income	- M$	91,575.5	9,357.0	100,932.5
Discounted @ 10%	- M$	57,412.4	3,276.0	60,688.4

Cawley, Gillespie & Associates, Inc.

Underlying Properties Reserves Estimated to be Produced by June 30, 2022
		Proved	Proved
		Developed	Developed	Total
Net Reserves		Producing	Behind Pipe	Proved
Oil	- Mbbl	4,291.4	40.4	4,331.8
Gas	- MMcf	5,005.8	0.0	5,005.8
NGL	- Mbbl	193.3	0.0	193.3
Equivalent*	- Mbbl	5,319.0	40.4	5,359.4
Revenue
Oil	- M$	186,183.5	1,890.7	188,074.3
Gas	- M$	12,642.0	0.0	12,642.0
NGL	- M$	4,577.6	0.0	4,577.6
Severance Taxes	- M$	10,048.5	87.0	10,135.4
Ad Valorem Taxes	- M$	4,870.3	52.5	4,922.8
Operating Expenses	- M$	114,537.6	458.2	114,995.9
Investments	- M$	16,526.8	600.0	17,126.8
Net Operating Income	- M$	57,420.0	693.0	58,113.0
Discounted @ 10%	- M$	45,204.6	390.0	45,594.7

*Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous two tables should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

As requested for the SEC scenario, NYMEX oil and Henry Hub Gas prices of $50.28 per bbl and $2.58 per MMBtu were used, as of December 31, 2015.  Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario.  The average adjusted prices used in the estimation of proved reserves for the underlying properties full economic life were $43.56 per bbl of oil, $22.21 per bbl of natural gas liquids and $2.48 per mcf of natural gas.  For the proved reserves of the underlying properties estimated to be produced by June 30, 2022, the average adjusted prices were $43.42 per bbl of oil, $23.68 per bbl of natural gas liquids and $2.53 per mcf of natural gas.

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

SEC Conformance and Regulations

The reserve classifications and the economic considerations used herein conform to the criteria of the SEC as defined in page 3 of the Appendix.  The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties currently in effect except as noted herein.  The possible effects of changes in legislation or other Federal or State restrictive actions which could affect the reserves and economics have not been considered.  However, we do not anticipate nor are we aware of any legislative changes or restrictive regulatory actions that may impact the recovery of reserves.

Cawley, Gillespie & Associates, Inc.

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

Non-producing reserve estimates were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing reserves. The assumptions, data, methods and procedures used herein are appropriate for the purpose served by this report.

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

Cawley, Gillespie & Associates, Inc.

The professional qualifications of the undersigned, the technical person primarily responsible for the preparation of this report, are included as an attachment to this letter.

Yours very truly,

/s/ Robert D. Ravnaas
Robert D. Ravnaas, P.E.
President
Cawley, Gillespie & Associates
Texas Registered Engineering Firm F-693

/s/ W. Todd Brooker
W. Todd Brooker, P.E.
Senior Vice President
Cawley, Gillespie & Associates
Texas Registered Engineering Firm F-693

Cawley, Gillespie & Associates, Inc.

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

A brief discussion of each method, its basis, data requirements, applicability and generalization as to its relative degree of accuracy follows:

Production performance.  This method employs graphical analyses of production data on the premise that all factors which have controlled the performance to date will continue to control and that historical trends can be extrapolated to predict future performance.  The only information required is production history.  Capacity production can usually be analyzed from graphs of rates versus time or cumulative production.  This procedure is referred to as "decline curve" analysis.  Both capacity and restricted production can, in some cases, be analyzed from graphs of producing rate relationships of the various production components.  Reserve estimates obtained by this method are generally considered to have a relatively high degree of accuracy with the degree of accuracy increasing as production history accumulates.

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

"(22)Proved oil and gas reserves.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations— prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

"(i)The area of a reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

"(ii)In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

"(iii)Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

"(iv)Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

"(v)Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

"(6)Developed oil and gas reserves.  Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

“(i)Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

“(ii)Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

"(26)Reserves.  Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

Cawley, Gillespie & Associates, Inc.	Appendix Page 3

Cawley, Gillespie & Associates, Inc.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE, SUITE 100	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729-1707	FORT WORTH, TEXAS 76102-4987	HOUSTON, TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
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
www.cgaus.com

Professional Qualifications of W. Todd Brooker, P.E.

Senior Vice President of Cawley, Gillespie & Associates

Mr. Brooker has been a Petroleum Consultant for Cawley, Gillespie & Associates (CG&A) since 1992, and became Senior Vice President in 2011.  His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures.  Prior to CG&A he worked in Gulf of Mexico drilling and production engineering at Chevron USA.  Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering.  He is a registered professional engineer in Texas, No. 83462, and a member of the Society of Petroleum Engineers (SPE).

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
99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated January 27, 2016 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 (File No. 001-35459)].

_________

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)