Form 10-Q
period 2016-03-31
Whiting USA Trust II
filed 2016-05-11
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10‑Q

___________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______ to _______

Commission File Number: 001-35459

___________________________________________________________

WHITING USA TRUST II

(Exact name of registrant as specified in its charter)

Delaware	38‑7012326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Mellon
Trust Company, N.A., Trustee
Global Corporate Trust
919 Congress Avenue
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 236-6599

___________________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 10, 2016,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Glossary of Certain Definitions	1

0

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

“February 2016 net loss”  The net loss generated by the NPI during the fourth quarterly payment period of 2015, which resulted in no distribution being made to Trust unitholders of record on February 19, 2016.

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

“Gross proceeds” The aggregate amount received by Whiting from sales of oil, natural gas and natural gas liquids produced from the underlying properties (other than amounts received for certain future non-consent operations). Gross proceeds does not include any amount for oil, natural gas or natural gas liquids lost in production or marketing or used by Whiting in drilling, production and plant operations. Gross proceeds includes “take-or-pay” or “ratable take” payments for future production in the event that they are not subject to repayment due to insufficient subsequent production or purchases.

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

“May 2016 net loss”  The net loss generated by the NPI during the first quarterly payment period of 2016, which resulted in no distribution being made to Trust unitholders of record on May 20, 2016.

“MBbl” One thousand barrels of crude oil or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“Mcf” One thousand standard cubic feet, used in reference to natural gas.

“MMBOE” One million BOE.

“MMBtu” One million Btu.

“MMcf” One million standard cubic feet, used in reference to natural gas.

“Net proceeds” The provisions of the conveyance governing the computation of net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of net proceeds. For more detailed provisions, we make reference to the conveyance agreement, which is filed as an exhibit to this report. Net proceeds is calculated as gross proceeds less Whiting’s share of the following:

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
•

amounts reserved at the option of Whiting for development expenditure projects, including well drilling, recompletion and workover costs, maintenance or operating expenses, which amounts will at no time exceed $2.0 million in the aggregate, and will be subject to the limitations described within the conveyance agreement (provided that such costs shall not be debited from gross proceeds when actually incurred).

Plugging and abandonment liabilities relating to the underlying properties will not be deducted from the gross proceeds in determining net proceeds. If certain other non-production revenues exceed the operating expenses during a payment period, the use of such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts, together with other offsets to costs for the applicable quarter, are less than such expenses. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.

In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest at the prevailing money market rate will be deducted from gross proceeds in the subsequent payment periods until all such negative amounts have been repaid.

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

“payment period” A calendar quarter which is used in the computation of the net proceeds or losses generated by the NPI for the respective quarter.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and short-term investments	$224	$279
Investment in net profits interest, net	29,038	30,966
Total assets	$29,262	$31,245
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$224	$279
Trust corpus (18,400,000 Trust units issued and outstanding at March 31, 2016 and December 31, 2015)	29,038	30,966
Total liabilities and Trust corpus	$29,262	$31,245

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended
	March 31,
	2016	2015
Income (loss) from net profits interest	$(92)	$6,177
General and administrative expenses	(293)	(251)
Proceeds from sale of oil and gas properties	331	-
Cash reserves used for current Trust expenses	55	101
State income tax withholding	(1)	(5)
Distributable income	$-	$6,022
Distributable income per unit	$0.000000	$0.327255

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Trust corpus, beginning of period	$30,966	$57,789
Distributable income	-	6,022
Distributions to unitholders	-	(6,022)
Amortization of investment in net profits interest	(1,928)	(2,803)
Trust corpus, end of period	$29,038	$54,986

The accompanying notes are an integral part of these modified cash basis financial statements.

WHITING USA TRUST II

NOTES TO MODIFIED CASH BASIS FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE TRUST

Trust Overview — Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”) and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011.

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Additionally, the Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years.

As of March 31, 2016 on a cumulative accrual basis, 6.08 MMBOE (57%) of the Trust’s total 10.61 MMBOE have been produced and sold or divested. The portion of Trust reserves divested to date includes 0.01 MMBOE of proved reserves from certain producing oil and gas wells located within the Cooks Peak field in North Dakota that were sold for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest) during the first quarter of 2016.  The remaining minimum reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015. The Trust’s 2015 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2015.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of March 31, 2016 and December 31, 2015, the Trust had no outstanding borrowings.

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

Delisting of the Trust  —The Trust was informed by the New York Stock Exchange (the “NYSE”) on January 4, 2016 that the Trust was not in compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per unit over a period of 30 consecutive trading days. Under the NYSE delisting procedures, the Trust had the right to certain cure periods if it could demonstrate its intent to cure the deficiency. However, in order to save the Trust administrative costs (including ongoing NYSE listing fees, expenses associated with reverse split votes, or other actions necessary to remedy the deficiency) the Trust determined it would not cure the deficiency. As a result, the Trust units ceased trading on the NYSE on January 6, 2016. The Trust units transitioned to OTC, operated by OTC Markets Group, effective with the opening of trading on January 7, 2016 under the trading symbol “WHZT.”

2.  BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. In the opinion of the Trustee, the accompanying financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly, in all material respects, the results of the Trust for the interim periods presented. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The modified cash basis financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Trust’s financial statements and related notes included in the Trust’s 2015 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2016 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. As of December 31, 2015, the investment in net profits interest with a previous carrying value of $46.8 million was written down to its fair value of $31.0 million, resulting in a $15.8 million impairment charged directly to Trust corpus. Accumulated amortization of the investment in net profits interest as of March 31, 2016 and December 31, 2015 was $1.9 million and zero, respectively.

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

If the NPI generates net losses during the quarter or if the Trust expenses exceed the income generated by the net profits interest during such quarter, then there will be no distribution to Trust unitholders for the quarterly payment period, as was the case for the fourth quarterly payment period of 2015 and first quarterly payment period of 2016.  Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest, will be recovered from future NPI net profits before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three months ended March 31, 2016, Whiting incurred $116,680 of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2016 and 2015 (dollars in thousands, except monthly amounts per well):

	Three Months Ended
	March 31,
	2016	2015
Total overhead charges (in thousands)	$420	$423
Overhead charge per month per active operated well	$433	$433

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2016 and 2015 includes $50,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three months ended March 31, 2016 and 2015 includes $43,750 in each period for quarterly administrative fees paid to the Trustee.

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

7.  SUBSEQUENT EVENT

On May 10, 2016, the Trust announced that no distribution would be made to unitholders in the second quarter of 2016. This is due to the net profits interest generating a net loss of $1.2 million during the first quarterly payment period of 2016 primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the gross proceeds from production.

Due to the Trust’s limited cash resources when the NPI is generating net losses (or generating minimal proceeds), Whiting has agreed to allow the Trust to defer payment of Whiting’s administrative fee of  $50,000 per quarter, until such time that the net proceeds generated by the NPI are sufficient to fund the payment of such fee. Whiting has, at its discretion, agreed to initiate this payment deferral arrangement beginning with its administrative service fee for the second quarter of 2016, which would normally be due and payable by the Trust during July 2016.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2015 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;
•	uncertainty of estimates of oil and natural gas reserves and production;
•	risks incident to the operation and drilling of oil and natural gas wells;
•	future production and development costs;
•	the inability to access oil and natural gas markets due to market conditions or operational impediments;
•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
•	the effect of existing and future laws and regulatory actions;
•	competition from others in the energy industry;
•	inflation or deflation; and
•	other risks described under the caption “Risk Factors” in the Trust’s 2015 Annual Report on Form 10-K.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2016. The February 2016 net loss was mainly affected, however, by October 2015 through December 2015 oil prices and September 2015 through November 2015 natural gas prices.

	2014				2015				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17	$33.51
Natural gas	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17	$2.06

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $27.00 per Bbl in February 2016. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $1.70 per MMBtu in March 2016.  Although oil prices have recently begun to recover from the lows experienced during the first quarter of 2016, forecasted prices for both oil and gas for the remainder of 2016 remain low. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in the past. Alternatively, higher oil and natural gas prices may potentially result in an increase in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. All costless collar hedge contracts that Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility.

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Additionally, the Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. The market price of the Trust units will decline to zero at termination of the Trust, which will occur around or shortly after the earlier of (i) the sale of the NPI or (ii) the net profits interest termination date, which is estimated to be June 30, 2022 based on the Trust’s year-end 2015 reserve report.  Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield.

As of March 31, 2016 on a cumulative accrual basis, 6.08 MMBOE (57%) of the Trust’s total 10.61 MMBOE have been produced and sold or divested (of which 363 MBOE, which is 90% of 327 MBOE, were included as gross proceeds in the Trust’s May 2016 net loss). The remaining minimum reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015. However, the Trust’s 2015 reserve report was derived from NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines, whereas the average NYMEX oil and gas prices for the month of March 2016 were $37.96 per Bbl and $1.62 per MMBtu, respectively. Lower oil and gas prices are likely to cause a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which in turn is likely to extend the length of time required to produce the Trust’s 10.61 MMBOE. The Trust’s 2015 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2015.

Delisting of the Trust. The Trust was informed by the New York Stock Exchange (the “NYSE”) on January 4, 2016 that the Trust was not in compliance with the NYSE’s continued listing standards, which require that the average closing price of the Trust units cannot be less than $1.00 per unit over a period of 30 consecutive trading days. Under the NYSE delisting procedures, the Trust had the right to certain cure periods if it could demonstrate its intent to cure the deficiency. However, in order to save the Trust administrative costs (including ongoing NYSE listing fees, expenses associated with reverse split votes or other actions necessary to remedy the deficiency) the Trust determined it would not cure the deficiency. As a result, the Trust units ceased trading on the NYSE on January 6, 2016. The Trust units transitioned to OTC, operated by OTC Markets Group, effective with the opening of trading on January 7, 2016 under the trading symbol “WHZT.”

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2015 reserve report of $17.1 million estimated to be spent over six and one-half years. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $17.1 million amount of budgeted capital expenditures over the next six and one-half years. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.”

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2016 net loss (in thousands):

2016
Capital
Region	Expenditures
Rocky Mountains	$1,056
Permian Basin	28
Gulf Coast	1
Mid-Continent	-
Total	$1,085

Results of Trust Operations

Comparison of Results of the Trust for the Three Months Ended March 31, 2016 and 2015

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the three months ended March 31, 2016 and 2015, consisting of the February 2016 net loss and February 2015 distribution, respectively (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	March 31,
	2016		2015
Sales volumes:
Oil from underlying properties (Bbl)(1)	267,038	(3)	289,980	(4)
Natural gas from underlying properties (Mcf)	424,575	(3)	501,484	(4)
Total production (BOE)	337,800		373,561
Average sales prices:
Oil (per Bbl)(1)	$35.18		$64.64
Effect of oil hedges on average price (per Bbl)	-		3.41
Oil net of hedging (per Bbl)	$35.18		$68.05
Natural gas (per Mcf)	$2.30	(5)	$4.45	(5)
Cost metrics:
Lease operating expenses (per BOE)	$26.25		$33.80
Production tax rate (percent of total revenues)	5.0%		5.0%
Revenues:
Oil sales(1)	$9,395	(3)	$18,746	(4)
Natural gas sales	975	(3)	2,231	(4)
Total revenues	10,370		20,977
Costs:
Lease operating expenses	8,868		12,626
Production taxes	519		1,057
Development costs	1,085		1,420
Cash settlements on commodity derivatives(2)	-		(989)
Total costs	10,472		14,114
Net proceeds (losses)	(102)		6,863
Net profits percentage	90%		90%
Income (loss) from net profits interest	(92)		6,177
Proceeds from sale of oil and gas properties	331		-
Provision for estimated Trust expenses	(238)		(150)
Montana state income tax withheld	(1)		(5)
Distributable income	$-		$6,022

__________

(1)	Oil includes natural gas liquids.
(2)

As discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q, all costless collar hedge contracts terminated as of December 31, 2014 (which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders), and no additional hedges are allowed to be placed on Trust assets. Consequently, there are no further cash settlements on commodity hedges, and the Trust has increased exposure to oil and natural gas price volatility.

(3)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2016 (consisting of the February 2016 net loss) generally represent crude oil production from October 2015 through December 2015 and natural gas production from September 2015 through November 2015.

(4)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2015 (consisting of Whiting’s February 2015 distribution to the Trust) generally represent crude oil production from October 2014 through December 2014 and natural gas production from September 2014 through November 2014.

(5)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the February 2016 net loss period are still “liquids rich”, such liquids content did not result in a premium to the NYMEX natural gas price during the same period due to the decline in natural gas liquids prices relative to gas prices.

Income  (Loss) from Net Profits Interest. Income (loss) from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting or when NPI losses are generated by the underlying properties. NPI proceeds (or losses) are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income (loss) from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and development costs as follows:

Revenues. Oil and natural gas revenues decreased $10.6 million (or 51%) during the three months ended March 31, 2016 as compared to the same 2015 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil (before the effects of hedging) and natural gas decreased by 46% and 48%, respectively, between periods as the result of lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 23 MBbls (or 8%) and natural gas volumes declined by 77 MMcf (or 15%) in the first quarter of 2016 compared to the same period in 2015. The oil volume decrease was primarily related to normal field production decline and three wells that were shut-in during 2015. Additionally, the gas volume decline was primarily related to (i) differences in timing associated with revenues received from non-operated parties, (ii) normal field production decline and (iii) two wells that were shut in at the end of 2014. These lower oil and gas volumes were partially offset, however, by one well workover performed at the end of 2015, which came back online with higher production volumes in the first quarter of 2016. Based on the December 31, 2015 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas from 2016 through the estimated June 30, 2022 NPI termination date, which reserve estimates are derived from NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of March 2016 were $37.96 per Bbl and $1.62 per MMBtu, respectively, which lower commodity prices may have the effect of lengthening the time frame necessary to produce the Trust’s total 10.61 MMBOE.

Lease Operating Expenses. Lease operating expenses (“LOE”) decreased $3.8 million (or 30%) during the first quarter of 2016 compared to the same 2015 period primarily due to (i)  $2.2 million in lower ad valorem taxes, (ii) a $0.9 million decrease in oilfield goods and services and (iii) lower labor and other operating costs on Whiting-operated properties of $0.7 million.  LOE on a per BOE basis declined 22% from $33.80 during the first three months of 2015 to $26.25 for the same period in 2016 mainly due to lower ad valorem taxes between periods, cost reduction measures implemented by Whiting and other operators and the general downturn in the oil and gas industry which has resulted in declining costs for oilfield goods and services.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained consistent for the three months ended March 31, 2016 and 2015 at 5.0% for both periods. Overall production taxes for the first quarter of 2016, however, decreased $0.5 million (or 51%) as compared to the same 2015 period, due to lower oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended March 31, 2016 were $0.3 million (or 24%) lower as compared to the same 2015 period. This decrease was primarily related to reduced drilling and workover costs of $0.5 million in the Sable, Deb, Cedar Hills, Lake Como and Garland fields, which lower expenditures were partially offset by facility expansion in the Rangely Weber Sand field of $0.2 million.

Cash Settlements on Commodity Derivatives. In connection with Whiting’s conveyance of the net profits interest to the Trust, Whiting entered into certain costless collar hedge contracts in order to reduce the Trust’s exposure to oil price volatility. If current market prices were lower than a collar’s price floor when the cash settlement amount was calculated, Whiting received cash proceeds from the contract counterparty. Conversely, if current market prices were higher than a collar’s price ceiling when the cash settlement amount was calculated, Whiting was required to pay the contract counterparty.

There were no cash settlements for these hedges during the three months ended March 31, 2016. Cash settlements relating to these hedges, however, resulted in a gain of $1.0 million for the three months ended March 31, 2015, which had the effect of increasing the average price of crude oil by $3.41 per Bbl for that period. As a result, the total net crude oil price of $68.05 per Bbl included a premium of 5% related to the effects of hedging for the first quarter of 2015. All hedge-related pricing impacts ceased after the February 2015 distribution,  while the Trust’s net profits interest is currently projected to terminate on June 30, 2022 based on the Trust’s December 31, 2015 reserve report. Therefore, there are no further cash settlements on commodity hedges for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Proceeds from Sale of Oil and Gas Properties. In November 2015, Whiting completed the sale of certain producing oil and gas wells (effective for sales proceeds and costs beginning September 1, 2015) for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% net profits interest). The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016. There were no such sales during the three months ended March 31, 2015.

Distributable Income. There was no distribution made to unitholders during the first quarter of 2016. This is due to the net profits interest generating a  net loss of $0.1 million during the fourth quarterly payment period of 2015, and when such net loss is combined with this period’s provision for estimated Trust expenses, both of these amounts together offset the proceeds from the sale of oil and gas properties of $0.3 million in their entirety. Neither the Trust nor the Trust unitholders are liable for any net losses generated by the NPI. Distributable income for the three months ended March 31, 2015 was $6.0 million and was based on income from net profits interest of $6.2 million, reduced by Trust general and administrative expenses of $251,440 and Montana state income tax withholdings of $5,010, and adjusted for changes in Trust cash reserves.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. If the NPI continues to generate net losses, as was the case for the February and May 2016 net losses, the net profits interest will not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of April 30, 2016, the Trust had cash reserves of $0.1 million remaining for the payment of its administrative expenses.

If the Trustee determines that the Trust’s cash reserves are insufficient to cover the general and administrative expenses of the Trust during periods when the NPI continues to generate net losses, Whiting intends to loan to the Trust the amount of funds necessary to satisfy payment of its liabilities. Additionally, due to the Trust’s limited cash resources when the NPI is generating net losses (or generating minimal net proceeds), Whiting has agreed to allow the Trust to defer payment of Whiting’s administrative fee of  $50,000 per quarter, until such time that the net proceeds generated by the NPI are sufficient to fund the payment of such fee.  Whiting has, at its discretion, agreed to initiate this payment deferral arrangement beginning with its administrative service fee for the second quarter of 2016, which would normally be due and payable by the Trust during July 2016.

Additionally, the Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Letter of Credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

Reserve for Expenditures.  Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three months ended March 31, 2016 and 2015. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2016 and 2015, Whiting incurred $116,680 and $36,757, respectively, of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On May 10, 2016, the Trust announced that no distribution would be made to unitholders in the second quarter of 2016. This is due to the net profits interest generating a net loss of $1.2 million during the first quarterly payment period of 2016 primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the gross proceeds from production.  There were no realized gains or losses on hedge settlements during the first quarterly payment period for 2016 due to the termination of all costless collar hedge contracts as of December 31, 2014. No additional hedges are allowed to be placed on the Trust assets.

Oil and natural gas prices have fallen significantly since reaching highs of $105.00 per Bbl and $4.80 per Mcf, respectively, during 2014. As a result of the decline in commodity prices, the net profits interest has not generated positive net proceeds since the third quarterly payment period of 2015. If the NPI continues to generate net losses, the net profits interest will not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust is unable to predict future commodity prices; however, it appears likely that distributions to Trust unitholders will continue to be significantly impacted by low oil and natural gas prices. Additionally, should the NPI’s annual cash proceeds to the Trust be less than $2.0 million for each of any two consecutive years, the Trust must sell the net profits interest and terminate pursuant to the terms of the Trust Agreement.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2016 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, all hedging contracts terminated as of December 31, 2014, which hedging effects extended through the quarterly payment period covered by the February 2015 distribution to unitholders. No additional hedges are allowed to be placed on Trust assets, and therefore, there are no further cash settlements on commodity hedges for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility. The Trust cannot enter into derivative contracts for speculative or trading purposes.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (A) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production and (B) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.”

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2016, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the three months ended March 31, 2016.

Item 6.  Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whiting USA Trust II

By:	The Bank of New York Mellon Trust Company, N.A.,
as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

 May 10, 2016

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

__________

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)