Form 10-Q
period 2016-06-30
Whiting USA Trust II
filed 2016-08-12
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10‑Q

___________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2016

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

As of August 12, 2016,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Glossary of Certain Definitions	1

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“August 2016 distribution”  The net profits generated by the NPI during the second quarterly payment period of 2016, which net profits were offset in their entirety by the Trust’s repayment of the May 2016 net loss and the current period’s provision for estimated Trust expenses, resulting in no distribution being made to Trust unit holders of record on August 19, 2016.

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

“completion” The process of preparing an oil and gas wellbore for production through the installation of permanent production equipment, as well as perforation or fracture stimulation as required to optimize production.

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

“Money market interest rate” The lesser of (a) the rate of interest per annum publicly announced from time to time in the Midwest edition of the Wall Street Journal as the “money market” interest rate on an annual yield basis, but if such rate is not available, then such similar rate as reported by a nationally recognized financial news source or (b) the maximum rate of interest permitted under applicable law.

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

Plugging and abandonment liabilities relating to the underlying properties will not be deducted from the gross proceeds in determining net proceeds. If certain other non-production revenues exceed the operating expenses during a payment period, the use of such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market interest rate, until the next quarterly period when such amounts, together with other offsets to costs for the applicable quarter, are less than such expenses. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.

In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount attributable to the Trust plus accrued interest at the prevailing money market interest rate will be deducted from gross proceeds in the subsequent payment periods until all such negative amounts have been repaid.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and short-term investments	$83	$279
Investment in net profits interest, net	27,267	30,966
Total assets	$27,350	$31,245
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$83	$279
Trust corpus (18,400,000 Trust units issued and outstanding at June 30, 2016 and December 31, 2015)	27,267	30,966
Total liabilities and Trust corpus	$27,350	$31,245

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income (loss) from net profits interest	$(1,198)	$536	$(1,290)	$6,712
General and administrative expenses	(141)	(212)	(434)	(463)
Proceeds from sale of oil and gas properties	-	-	331	-
Cash reserves used (withheld) for current Trust expenses	141	(88)	196	13
State income tax withholding	(3)	-	(4)	(5)
Accumulated net losses funded by Whiting	1,201	-	1,201	-
Distributable income	$-	$236	$-	$6,257
Distributable income per unit	$-	$0.012803	$-	$0.340058

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$29,038	$54,986	$30,966	$57,789
Distributable income	-	236	-	6,257
Distributions to unitholders	-	(236)	-	(6,257)
Amortization of investment in net profits interest	(1,771)	(2,763)	(3,699)	(5,566)
Trust corpus, end of period	$27,267	$52,223	$27,267	$52,223

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

As of June 30, 2016 on a cumulative accrual basis, 6.36 MMBOE (60%) of the Trust’s total 10.61 MMBOE have been produced and sold or divested. The portion of Trust reserves divested to date includes 0.01 MMBOE of proved reserves from certain producing oil and gas wells located within the Cooks Peak field in North Dakota that were sold for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest) during the first quarter of 2016.  The remaining minimum reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015. The Trust’s 2015 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2015.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of June 30, 2016 and December 31, 2015, the Trust had no borrowings outstanding.

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

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the term NPI and payments of expenses incurred. Actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The term NPI entitles the Trust to receive revenues (crude oil, natural gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; payments made by Whiting to the hedge counterparty upon settlements of hedge contracts; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (term NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices, subject to adjustment for the recovery of accumulated net losses funded by Whiting and accrued interest.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2016 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. As of December 31, 2015, the investment in net profits interest with a previous carrying value of $46.8 million was written down to its fair value of $31.0 million, resulting in a $15.8 million impairment charged directly to Trust corpus. Accumulated amortization of the investment in net profits interest as of June 30, 2016 and December 31, 2015 was $3.7 million and zero, respectively.

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

5.  DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter to any cash reserves established for future expenses of the Trust or adjustments for the recovery of accumulated net losses and accrued interest.

The NPI generated net losses of $1.2 million during the second quarter of 2016 primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the gross proceeds from production. As a result, there was no distribution to Trust unitholders of record on May 20, 2016 for the first quarterly payment period of 2016. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market interest rate, will be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid.

The following table presents the net profits interest accumulated net losses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Accumulated net losses, beginning of period	$-	$-	$-	$-
Net losses funded by Whiting	(1,201)	-	(1,201)	-
Accumulated net losses, end of period(1)	$(1,201)	$-	$(1,201)	$-

__________

(1)

In addition to the accumulated net losses of $1.2 million as of June 30, 2016, accrued interest of $657 will also need to be repaid to Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and six months ended June 30, 2016, Whiting incurred $140,963 and $257,643, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except monthly amounts per well):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total overhead charges (in thousands)	$413	$414	$834	$838
Overhead charge per month per active operated well	$427	$423	$430	$428

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2016 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2015 also include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2016 include $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses in the Trust’s statements of distributable income for the three and six months ended June 30, 2015 similarly include $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit  — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and  if the Trustee were to draw on the letter of credit or borrow funds from Whiting or otherwise, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust.

7.  SUBSEQUENT EVENT

On August 5, 2016, the Trust announced that no distribution would be made to unitholders in the third quarter of 2016. The NPI generated net profits attributable to the Trust of $1.4 million during the second quarterly payment period of 2016. However, when such net profits are reduced by (i) the $1.2 million repayment to Whiting of the Trust’s second quarter accumulated net losses and (ii) this period’s provision for estimated Trust expenses, both of these amounts together offset in their entirety the net profits generated by the underlying properties for the current period.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2016. The May 2016 net loss was mainly affected, however, by January 2016 through March 2016 oil prices and December 2015 through February 2016 natural gas prices.

	2014				2015				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17	$33.51	$45.60
Natural gas	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17	$2.06	$1.98

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

As of June 30, 2016 on a cumulative accrual basis, 6.36 MMBOE (60%) of the Trust’s total 10.61 MMBOE have been produced and sold or divested (of which 280 MBOE, which is 90% of 311 MBOE, were included as gross proceeds in the Trust’s August 2016 distribution). The remaining minimum reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015. However, the Trust’s 2015 reserve report was derived from NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines, whereas the comparable reserve report NYMEX oil and gas prices as of June 30, 2016 were $43.12 per Bbl and $2.24 per MMBtu, respectively. Lower oil and gas prices are likely to cause a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which in turn is likely to extend the length of time required to produce the Trust’s 10.61 MMBOE. The Trust’s 2015 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2015.

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

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2015 reserve report of $17.1 million estimated to be spent between January 1, 2016 and June 30, 2022, the estimated termination date of the NPI. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $17.1 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.”

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2016 and May 2016 net losses (in thousands):

2016
Capital
Region	Expenditures
Rocky Mountains	$2,023
Permian Basin	179
Gulf Coast	2
Mid-Continent	-
Total	$2,204

Results of Trust Operations

Comparison of Results of the Trust for the Six Months Ended June 30, 2016 and 2015

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the six months ended June 30, 2016 and 2015, consisting of the February 2016 and May 2016 net losses and February 2015 and May 2015 distributions,  for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended
	June 30,
	2016		2015
Sales volumes:
Oil from underlying properties (Bbl)(1)	526,189	(3)	573,364	(4)
Natural gas from underlying properties (Mcf)	830,253	(3)	1,010,546	(4)
Total production (BOE)	664,564		741,788
Average sales prices:
Oil (per Bbl) (1)	$30.63		$53.12
Effect of oil hedges on average price (per Bbl)(2)	-		1.72
Oil net of hedging (per Bbl)	$30.63		$54.84
Natural gas (per Mcf)	$2.11		$3.74	(5)
Cost metrics:
Lease operating expenses (per BOE)	$24.37		$31.07
Production tax rate (percent of total revenues)	5.0%		5.1%
Revenues:
Oil sales(1)	$16,116	(3)	$30,457	(4)
Natural gas sales	1,748	(3)	3,780	(4)
Total revenues	17,864		34,237
Costs:
Lease operating expenses	16,198		23,048
Production taxes	895		1,737
Development costs	2,204		2,983
Cash settlements on commodity derivatives(2)	-		(989)
Total costs	19,297		26,779
Net proceeds (losses)	(1,433)		7,458
Net profits percentage	90%		90%
Income (loss) from net profits interest	(1,290)		6,712
Proceeds from sale of oil and gas properties	331		-
Provision for estimated Trust expenses	(238)		(450)
Montana state income tax withheld	(4)		(5)
Accumulated net losses funded by Whiting	1,201		-
Distributable income	$-		$6,257

__________

(1)	Oil includes natural gas liquids.
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

(3)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2016 (consisting of the February 2016 and May 2016 net losses) generally represent crude oil production from October 2015 through March 2016 and natural gas production from September 2015 through February 2016.

(4)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2015 (consisting of Whiting’s February 2015 and May 2015 distributions to the Trust) generally represent crude oil production from October 2014 through March 2015 and natural gas production from September 2014 through February 2015.

(5)

The average sales price of natural gas for the gas production months within the distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the February 2016 and May 2016 net loss periods are still “liquids rich”, such liquids content did not result in a premium to the NYMEX natural gas price during the same period due to the decline in natural gas liquids prices relative to gas prices.

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

Revenues.  Oil and natural gas revenues decreased $16.4 million (or 48%) during the six months ended June 30, 2016 as compared to the same 2015 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil (before the effects of hedging) and natural gas decreased by 42% and 44%, respectively, between periods due to lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 47 MBbls (or 8%) and natural gas volumes declined by 180 MMcf (or 18%), when comparing the first six months of 2016 to the same period in 2015.  The oil volume decrease was primarily related to normal field production decline and  three wells that were shut-in during 2015. The gas volume decline was primarily related to (i) normal field production decline, (ii) differences in timing associated with revenues received from non-operated parties and (iii) two wells that were shut-in during 2015. These lower oil and gas volumes were partially offset by one recompleted well that came back online during December 2015. Based on the December 31, 2015 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas from 2016 through the estimated June 30, 2022 NPI termination date.

Lease Operating Expenses.  Lease operating expenses decreased $6.8 million (or 30%) during the first six months of 2016 compared to the same 2015 period primarily due to (i) $3.3 million in lower ad valorem taxes, (ii) a $2.5 million decrease in oilfield goods and services and (iii) lower labor and other operating costs on Whiting-operated properties of $1.0 million.  LOE on a per BOE basis declined 22% from $31.07 during the first six months of 2015 to $24.37 for the same period in 2016 mainly due to lower ad valorem taxes between periods, cost reduction measures implemented by Whiting and other operators and the general downturn in the oil and gas industry which has resulted in declining costs for oilfield goods and services.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the six months ended June 30, 2016 and 2015 at 5.0% and 5.1%, respectively. Overall production taxes for the first six months of 2016, however, decreased $0.8 million (or 48%) as compared to the same 2015 period, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.  Development costs for the six months ended June 30, 2016 were $0.8 million (or 26%) lower as compared to the same 2015 period. This decrease was primarily related to reduced drilling and workover costs of $1.4 million between periods in the Garland, Sable, Deb, Cedar Hills, Lake Como, Martin and Keystone South fields. These lower expenditures were partially offset by well equipment improvements of $0.4 million in the Torchlight field and the facility expansion expenditures in the Rangely Weber Sand field of $0.2 million.

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

There were no cash settlements for these hedges during the six months ended June 30, 2016. Cash settlements relating to these hedges, however, resulted in a gain of $1.0 million for the six months ended June 30, 2015, which had the effect of increasing the average price of crude oil by $1.72 per Bbl for that period. As a result, the total net crude oil price of $54.84 per Bbl included a premium of 3% related to the effects of hedging for the first half of 2015. All hedge-related pricing impacts ceased after the February 2015 distribution, while the Trust’s net profits interest is currently projected to terminate on June 30, 2022 based on the Trust’s December 31, 2015 reserve report. Therefore, there are no further cash settlements on commodity hedges for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Proceeds from Sale of Oil and Gas Properties. In November 2015, Whiting completed the sale of certain producing oil and gas wells (effective for sales proceeds and costs beginning September 1, 2015) for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% net profits interest). The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016. There were no such sales during the six months ended June 30, 2015.

Accumulated Net Losses Funded by Whiting. During the six months ended June 30, 2016, the net profits interest generated accumulated net losses of $1.2 million attributable to the Trust. These accumulated net losses are the combination of the $1.3 million loss from net profits interest and the provision for estimated Trust expenses during the first half of 2016 of $0.2 million, which negative amounts are partially offset by the proceeds from the sale of oil and gas properties of $0.3 million. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest. Whiting funds the payment of any such net losses until the accumulated net losses, plus accrued interest at the money market interest rate, are recovered from future NPI net profits. All accumulated net losses, plus accrued interest, must be repaid to Whiting before any further distributions will be made to Trust unitholders. There were no accumulated net losses during the six months ended June 30, 2015.

Distributable Income. There were no distributions made to unitholders during the first half of 2016 due to the net profits interest generating accumulated net losses of $1.2 million during the period. Distributable income for the six months ended June 30, 2015 was $6.3 million, which was based on income from net profits interest of $6.7 million, reduced by Trust general and administrative expenses of $0.5 million and Montana state income tax withholdings of $5,010, and adjusted for changes in Trust cash reserves.

Comparison of Results of the Trust for the Three Months Ended June 30, 2016 and 2015

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the three months ended June 30, 2016 and 2015, consisting of the May 2016 net loss and May 2015 distribution, respectively (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	June 30,
	2016		2015
Sales volumes:
Oil from underlying properties (Bbl)(1)	259,151	(3)	283,384	(4)
Natural gas from underlying properties (Mcf)	405,678	(3)	509,062	(4)
Total production (BOE)	326,764		368,228
Average sales prices:
Oil (per Bbl)(1)	$25.94		$41.33
Natural gas (per Mcf)	$1.91		$3.04
Cost metrics:
Lease operating expenses (per BOE)	$22.43		$28.30
Production tax rate (percent of total revenues)	5.0%		5.1%
Revenues:
Oil sales(1)	$6,721	(3)	$11,711	(4)
Natural gas sales	773	(3)	1,549	(4)
Total revenues	7,494		13,260
Costs:
Lease operating expenses	7,330		10,422
Production taxes	376		680
Development costs	1,119		1,563
Cash settlements on commodity derivatives(2)	-		-
Total costs	8,825		12,665
Net proceeds (losses)	(1,331)		595
Net profits percentage	90%		90%
Income (loss) from net profits interest	(1,198)		536
Provision for estimated Trust expenses	-		(300)
Montana state income tax withheld	(3)		-
Accumulated net losses funded by Whiting	1,201		-
Distributable income	$-		$236

__________

(1)	Oil includes natural gas liquids.
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

(3)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2016 (consisting of the May 2016 net loss) generally represent crude oil production from January 2016 through March 2016 and natural gas production from December 2015 through February 2016.

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

Revenues. Oil and natural gas revenues decreased $5.8 million (or 43%) during the three months ended June 30, 2016 as compared to the same 2015 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas both decreased by 37% between periods as the result of lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 24 MBbls (or 9%) and natural gas volumes declined by 103 MMcf (or 20%) in the second quarter of 2016 compared to the same period in 2015. The oil volume decrease was primarily related to normal field production decline. Additionally, the gas volume decline was primarily related to (i) normal field production decline, (ii) differences in timing associated with revenues received from non-operated parties and (iii) three wells that were shut in during 2015. Based on the December 31, 2015 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas from 2016 through the estimated June 30, 2022 NPI termination date.

Lease Operating Expenses. Lease operating expenses (“LOE”) decreased $3.1 million (or 30%) during the second quarter of 2016 compared to the same 2015 period primarily due to (i)  $1.1 million in lower ad valorem taxes, (ii) a  $1.7 million decrease in oilfield goods and services and (iii) lower labor and other operating costs on Whiting-operated properties of $0.3 million.  LOE on a per BOE basis declined  21% from $28.30 during the three months ended June 30, 2015 to $22.43 for the same period in 2016 mainly due to lower ad valorem taxes between periods, cost reduction measures implemented by Whiting and other operators and the general downturn in the oil and gas industry which has resulted in declining costs for oilfield goods and services.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained consistent for the three months ended June 30, 2016 and 2015 at 5.0% and 5.1%, respectively. Overall production taxes for the second quarter of 2016, however, decreased $0.3 million (or 45%) as compared to the same 2015 period, due to lower oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended June 30, 2016 were $0.4 million (or 28%) lower as compared to the same 2015 period. This decrease was primarily related to reduced drilling and workover costs of $0.8 million between periods in the Garland, Deb, Cedar Hills, Martin and Keystone South fields, which lower expenditures were partially offset well equipment improvements in the Torchlight field of $0.4 million.

Accumulated Net Losses Funded by Whiting. During the three months ended June 30, 2016, the net profits interest generated accumulated net losses of $1.2 million attributable to the Trust primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the proceeds from production. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest. Whiting funds the payment of any such net losses until the accumulated net losses, plus accrued interest at the money market interest rate, are recovered from future NPI net profits. All accumulated net losses, plus accrued interest, must be repaid to Whiting before any further distributions will be made to Trust unitholders. There were no accumulated net losses during the three months ended June 30, 2015.

Distributable Income. There was no distribution made to unitholders during the second quarter of 2016 due to the net profits interest generating accumulated net losses of $1.2 million during the period. Distributable income for the three months ended June 30, 2015 was $0.2 million, which was based on income from net profits interest of $0.5 million, reduced by Trust general and administrative expenses of $0.2 million and adjusted for changes in Trust cash reserves.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be repaid to Whiting, plus accrued interest.  If the NPI continues to generate net losses or minimal net proceeds, as was the case for the February and May 2016 net losses and the August 2016 distribution, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of July 31, 2016, the Trust had cash reserves of $25,418 and a provision for estimated Trust expenses of $0.2 million from the August 2016 distribution for the payment of its administrative expenses.

If the Trustee determines that the Trust’s cash reserves are insufficient to cover the general and administrative expenses of the Trust during periods when the NPI generates net losses or minimal net proceeds, Whiting intends to loan to the Trust the amount of funds necessary to satisfy payment of its liabilities. Additionally, the Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

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

Reserve for Expenditures.  Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and six months ended June 30, 2016 and 2015. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and six months ended June 30, 2016, Whiting incurred $140,963 and $257,643, respectively, of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On August 5, 2016, the Trust announced that no distribution would be made to unitholders in the third quarter of 2016.  The NPI generated net profits attributable to the Trust of $1.4 million during the second quarterly payment period of 2016. However, when such net profits are reduced by (i) the $1.2 million repayment of the Trust’s second quarter accumulated net losses and (ii) this period’s provision for estimated Trust expenses, both of these amounts together offset in their entirety the net profits generated by the underlying properties for the current period. There were no realized gains or losses on hedge settlements during the second quarterly payment period for 2016 due to the termination of all costless collar hedge contracts as of December 31, 2014. No additional hedges are allowed to be placed on the Trust assets.

Oil and natural gas prices have fallen significantly since reaching highs of $105.00 per Bbl and $4.80 per Mcf, respectively, during 2014. As a result of the decline in commodity prices, the net profits interest has not generated positive net proceeds since the third quarterly payment period of 2015. If the NPI continues to generate net losses or minimal net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust is unable to predict future commodity prices; however, it appears likely that distributions to Trust unitholders will continue to be significantly impacted by low oil and natural gas prices. Additionally, should the NPI’s annual cash proceeds to the Trust be less than $2.0 million for each of any two consecutive years, the Trust must sell the net profits interest and terminate pursuant to the terms of the Trust agreement.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2016 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2016.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2016, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the six months ended June 30, 2016.

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

 August 12, 2016

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