Form 10-Q
period 2016-09-30
Whiting USA Trust II
filed 2016-11-07
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10‑Q

___________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2016

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

As of November 7, 2016,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“November 2016 distribution” The cash distribution to Trust unitholders of record on November 19, 2016 (which results in an effective record date of November 18, 2016 due to the 19th of November falling on a non-trading day) which is payable on or before November 29, 2016.

“NYMEX” The New York Mercantile Exchange.

“payment period” A calendar quarter, which is the period of time over which the computation of net proceeds (or net losses) generated by the NPI is determined for the respective quarter.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and short-term investments	$176	$279
Investment in net profits interest, net	25,583	30,966
Total assets	$25,759	$31,245
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$176	$279
Trust corpus (18,400,000 Trust units issued and outstanding at September 30, 2016 and December 31, 2015)	25,583	30,966
Total liabilities and Trust corpus	$25,759	$31,245

Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income from net profits interest	$1,445	$3,172	$155	$9,884
General and administrative expenses	(147)	(162)	(581)	(625)
Proceeds from sale of oil and gas properties	-	-	331	-
Cash reserves used (withheld) for current Trust expenses	(93)	(88)	103	(75)
State income tax withholding	(4)	(3)	(8)	(8)
Accumulated net losses funded by (repaid to) Whiting	(1,201)	-	-	-
Distributable income	$-	$2,919	$-	$9,176
Distributable income per unit	$-	$0.158632	$-	$0.498690

Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$27,267	$52,223	$30,966	$57,789
Distributable income	-	2,919	-	9,176
Distributions to unitholders	-	(2,919)	-	(9,176)
Amortization of investment in net profits interest	(1,684)	(2,659)	(5,383)	(8,225)
Trust corpus, end of period	$25,583	$49,564	$25,583	$49,564

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Additionally, the Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the nine months ended September 30, 2016,  the Trust received cash proceeds of  $0.5 million from the net profits interest.

As of September 30, 2016 on a cumulative accrual basis, 6.63 MMBOE (63%) of the Trust’s total 10.61 MMBOE have been produced and sold or divested.  The portion of Trust reserves divested through September 30, 2016 includes 0.01 MMBOE of proved reserves from certain producing oil and gas wells located within the Cooks Peak field in North Dakota that were sold for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest) during the first quarter of 2016. The remaining minimum reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015. The Trust’s 2015 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2015.

The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of September 30, 2016 and December 31, 2015, the Trust had no borrowings outstanding.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2016 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. As of December 31, 2015, the investment in net profits interest with a previous carrying value of $46.8 million was written down to its fair value of $31.0 million, resulting in a $15.8 million impairment charged directly to Trust corpus. Accumulated amortization of the investment in net profits interest as of September 30, 2016 and December 31, 2015 was $5.4 million and zero, respectively.

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

There were no distributions to the Trust unitholders during the three and nine months ended September 30, 2016 primarily due to the net profits interest generating net losses or limited net proceeds as the result of lower oil and natural gas prices during those quarterly payment periods.  The NPI generated net proceeds of $1.4  million during the third quarter of 2016, however, when this income from the net profits interest is reduced by (i) the repayment to Whiting of $1.2 million for prior period accumulated net losses and (ii) the current period’s provision for estimated Trust expenses, both of these amounts together offset such net proceeds in their entirety.

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market interest rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders, as occurred during the third quarter of 2016. Additionally, if the Trust borrows funds in order to pay its liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid.

The following table presents the net profits interest accumulated net losses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Accumulated net losses, beginning of period	$(1,201)	$-	$-	$-
Net losses funded by Whiting	-	-	(1,201)	-
Repayment of accumulated net losses to Whiting	1,201	-	1,201	-
Accumulated net losses, end of period(1)	$-	$-	$-	$-

________________________

(1)

In addition to the repayment of the accumulated net losses of $1.2 million, accrued interest of $657 was also repaid to Whiting during the third quarter of 2016, which amount is included in general and administrative expenses in the statements of distributable income.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and nine months ended September 30, 2016, Whiting incurred $0.2 million and $0.5 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except monthly amounts per well):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total overhead charges (in thousands)	$375	$429	$1,208	$1,266
Overhead charge per month per active operated well	$387	$438	$416	$432

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2016 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2015 also include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments of $43,750 each and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year. General and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2016 include $43,750 and $131,250, respectively, for quarterly administrative fees paid to the Trustee, and general and administrative expenses in the Trust’s statements of distributable income for the three and nine months ended September 30, 2015 similarly include $43,750 and $131,250, respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit  — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and  if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust.

7.  SUBSEQUENT EVENT

On November 4, 2016, the Trustee announced the Trust’s distribution of net profits for the third quarterly payment period in 2016. Unitholders of record on November 19, 2016 (which results in an effective record date of November 18, 2016 due to the 19th of November falling on a non-trading day) are expected to receive a distribution of $0.065170 per Trust unit, which is payable on or before November 29, 2016. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $1.5 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $1,967 for Montana state income tax withholdings.

The Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years, and, when giving effect to the November 2016 distribution, the Trust will only receive $1.9 million in cash proceeds from the NPI for the year ending December 31, 2016. Therefore, if the cash proceeds to the Trust from the net profits interest are less than $2.0 million for the year ending December 31, 2017, the Trust will be required to sell the NPI and terminate.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2016. The August 2016 distribution was mainly affected by April 2016 through June 2016 oil prices and March 2016 through May 2016 natural gas prices.

	2014				2015				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17	$33.51	$45.60	$44.94
Natural gas	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17	$2.06	$1.98	$2.93

Oil prices have fallen significantly since reaching highs of over $105.00 per Bbl in June 2014, dropping below $27.00 per Bbl in February 2016. Natural gas prices have also declined from over $4.80 per MMBtu in April 2014 to below $1.70 per MMBtu in March 2016.  Although oil prices have recently begun to recover from the lows experienced during the first quarter of 2016, forecasted prices for both oil and gas remain low. Lower oil and gas prices on production from the underlying properties could cause the following: (i) a reduction in the amount of net proceeds to which the Trust is entitled; and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties causing an extension of the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in the past. All costless collar hedge contracts that Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility.

Trust Termination. The NPI will terminate on the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced and sold from the underlying properties, and the Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. Additionally, the Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the nine months ended September 30, 2016, the Trust has received cash proceeds of $0.5 million from the net profits interest and, when giving effect to the November 2016 distribution, the Trust will only receive $1.9 million in cash proceeds from the NPI for the year ending December 31, 2016. Therefore, if the cash proceeds to the Trust from the net profits interest are less than $2.0 million for the year ending December 31, 2017, the Trust will be required to sell the NPI and terminate. The market price of the Trust units will decline to zero at termination of the Trust, which will occur around or shortly after the earlier of (i) the sale of the NPI or (ii) the net profits interest termination date, which is estimated to be June 30, 2022 based on the Trust’s year-end 2015 reserve report.  Since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield.

As of September 30, 2016 on a cumulative accrual basis, 6.63 MMBOE (63%) of the Trust’s total 10.61 MMBOE have been produced and sold or divested (of which 307 MBOE, which is 90% of 276 MBOE, were included as gross proceeds in the Trust’s November 2016 distribution). The remaining minimum reserve quantities are projected to be produced by June 30, 2022, based on the Trust’s reserve report as of December 31, 2015. However, the Trust’s 2015 reserve report was derived from NYMEX oil and gas prices of $50.28 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines, whereas the comparable reserve report NYMEX oil and gas prices as of September 30, 2016 were $41.68 per Bbl and $2.28 per MMBtu, respectively. Lower oil and gas prices are likely to cause a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which in turn is likely to extend the length of time required to produce the Trust’s 10.61 MMBOE. The Trust’s 2015 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2015.

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

In an effort to develop the underlying properties without incurring any additional capital expenditures for the Trust (other than those capital expenditures already contemplated in the December 31, 2015 reserve report), Whiting Oil and Gas entered into a farmout agreement during April 2016, which agreement covers 5,127 gross acres within the Keystone South field in Winkler, Texas. The agreement provides the third-party partner with the option, but not the obligation, to drill one well in each of the eight leasehold sections subject to the farmout, whereby the partner will pay 100% of the capital costs for the well to earn a 75% working interest, which results in the underlying properties retaining (i) a 25% working interest and (ii) an overriding royalty interest equal to the difference between 25% and the lease burdens of record, without incurring any capital costs for these wells. Upon completion of one well in each section pursuant to the terms of the agreement, the partner has the option to drill an additional 15 wells where the partner is required to pay 85% of the capital costs to earn a 75% working interest, and the Trust would be responsible for 13.5% of the remaining capital costs at the 90% NPI. The partner is expected to commence drilling the first well in November 2016, however, this farmout agreement will terminate if no such drilling has commenced on or before December 31, 2016.

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

The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2016 and May 2016 net losses and August 2016 distribution (in thousands):

2016
Capital
Region	Expenditures
Rocky Mountains	$2,417
Permian Basin	308
Gulf Coast	22
Mid-Continent	-
Total	$2,747

Results of Trust Operations

Comparison of Results of the Trust for the Nine Months Ended September 30, 2016 and 2015

The following is a summary of income from net profits interest and distributable income received by the Trust for the nine months ended September 30, 2016 and 2015, consisting of the February 2016 and May 2016 net losses and August 2016 distribution and February 2015,  May 2015 and August 2015 distributions,  for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended
	September 30,
	2016		2015
Sales volumes:
Oil from underlying properties (Bbl)(1)	779,003	(4)	848,406	(5)
Natural gas from underlying properties (Mcf)	1,178,080	(4)	1,486,983	(5)
Total production (BOE)	975,349		1,096,236
Average sales prices:
Oil (per Bbl)(1)	$32.60		$52.03
Effect of oil hedges on average price (per Bbl)(2)	-		1.16
Oil net of hedging (per Bbl)	$32.60		$53.19
Natural gas (per Mcf)(3)	$2.05		$3.38
Cost metrics:
Lease operating expenses (per BOE)	$24.09		$29.50
Production tax rate (percent of total revenues)	5.0%		5.1%
Revenues:
Oil sales(1)	$25,398	(4)	$44,138	(5)
Natural gas sales	2,419	(4)	5,030	(5)
Total revenues	27,817		49,168
Costs:
Lease operating expenses	23,496		32,342
Production taxes	1,401		2,512
Development costs	2,747		4,321
Cash settlements on commodity derivatives(2)	-		(989)
Total costs	27,644		38,186
Net proceeds	173		10,982
Net profits percentage	90%		90%
Income from net profits interest	155		9,884
Proceeds from sale of oil and gas properties	331		-
Provision for estimated Trust expenses	(478)		(700)
Montana state income tax withheld	(8)		(8)
Accumulated net losses funded by (repaid to) Whiting	-		-
Distributable income	$-		$9,176

________________________

(1)	Oil includes natural gas liquids.
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

(3)

The average sales price of natural gas for the gas production months within the nine months ended September 30, 2015 exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the nine months ended September 30, 2016 are still “liquids rich”, such liquids content did not result in a premium to the NYMEX natural gas price due to the decline in liquids realized sales prices.

(4)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2016 (consisting of the February 2016 and May 2016 net losses and August 2016 distribution) generally represent crude oil production from October 2015 through June 2016 and natural gas production from September 2015 through May 2016.

(5)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2015 (consisting of Whiting’s February 2015,  May 2015 and August 2015 distributions to the Trust) generally represent crude oil production from October 2014 through June 2015 and natural gas production from September 2014 through May 2015.

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and development costs as follows:

Revenues.  Oil and natural gas revenues decreased $21.4 million (or 43%) during the nine months ended September 30, 2016 as compared to the same 2015 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil (before the effects of hedging) and natural gas decreased by 37% and 39%, respectively, between periods due to lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 69 MBbls (or 8%) and natural gas volumes declined by 309 MMcf (or 21%), when comparing the first nine months of 2016 to the same period in 2015.  The oil volume decrease was primarily related to normal field production decline and three wells that were shut-in during 2015. The decrease in gas volumes was primarily related to (i) normal field production decline,  (ii) six gas wells that were shut-in during 2015 and 2016,  (iii) differences in timing associated with revenues received from non-operated parties and (iv) gas being flared instead of produced from six wells in the Keystone South field due to  a gas plant in Texas being shutdown for a portion of 2016. These lower oil and gas volumes were partially offset by one recompleted well and one workover well both of which came back online during December 2015. Based on the December 31, 2015 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas from 2016 through the estimated June 30, 2022 NPI termination date.

Lease Operating Expenses.  Lease operating expenses decreased $8.8 million (or 27%) during the first nine months of 2016 compared to the same 2015 period primarily due to (i) a  $4.9 million decrease in oilfield goods and services, (ii) a $2.7 million decline in ad valorem taxes and (iii) lower labor and other operating costs on Whiting-operated properties of $1.2 million.  LOE on a per BOE basis declined 18% from $29.50 during the first nine months of 2015 to $24.09 for the same period in 2016 mainly due to the decrease in ad valorem taxes between periods as discussed above, cost reduction measures implemented by Whiting and other operators, and the general downturn in the oil and gas industry which has resulted in declining costs for oilfield goods and services.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the nine months ended September 30, 2016 and 2015 at 5.0% and 5.1%, respectively. Overall production taxes for the first nine months of 2016, however, decreased $1.1 million (or 44%) as compared to the same 2015 period, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs.  Development costs for the nine months ended September 30, 2016 were $1.6 million (or 36%) lower as compared to the same 2015 period. This decrease was primarily related to reduced drilling and workover costs of $2.1 million between periods in the Garland, Sable, Deb, Cedar Hills, Lake Como, Martin, Rangely and Keystone South fields. These lower expenditures were partially offset by well equipment improvements of $0.5 million incurred during 2016 in the Torchlight field.

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

There were no cash settlements for these hedges during the nine months ended September 30, 2016. Cash settlements relating to these hedges, however, resulted in a gain of $1.0 million for the nine months ended September 30, 2015, which had the effect of increasing the average price of crude oil by $1.16 per Bbl for that period. As a result, the total net crude oil price of $53.19 per Bbl included a premium of 2% related to the effects of hedging for the first nine months of 2015. All hedge-related pricing impacts ceased after the February 2015 distribution, while the Trust’s net profits interest is currently projected to terminate on June 30, 2022 based on the Trust’s December 31, 2015 reserve report. Therefore, there are no further cash settlements on commodity hedges for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility.

Proceeds from Sale of Oil and Gas Properties. In November 2015, Whiting completed the sale of certain producing oil and gas wells (effective for sales proceeds and costs beginning September 1, 2015) for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% net profits interest). The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016. There were no such sales during the nine months ended September 30, 2015.

Accumulated Net Losses Funded by (Repaid to) Whiting. The net profits interest generated accumulated net losses of $1.2 million attributable to the Trust during the second quarter of 2016, which net losses were funded by Whiting at the time they were incurred. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest. Any accumulated net losses (plus accrued interest at the money market interest rate) funded by Whiting, however, must be repaid from future NPI net profits before any further distributions can be made to Trust unitholders. All accumulated net losses, plus accrued interest, were repaid in full to Whiting during the three months ended September 30, 2016. There were no accumulated net losses during the nine months ended September 30, 2015.

Distributable Income. There were no distributions made to unitholders during the nine months ended September 30, 2016 due to the NPI generating net profits of $0.2 million, which net proceeds were fully offset by the provision for estimated Trust expenses. Distributable income for the nine months ended September 30, 2015 was $9.2 million, which was based on income from net profits interest of $9.9 million, reduced by Trust general and administrative expenses of $0.6 million, Montana state income tax withholdings of $8,054, and then adjusted for changes in Trust cash reserves.

Comparison of Results of the Trust for the Three Months Ended September 30, 2016 and 2015

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended September 30, 2016 and 2015, consisting of the August 2016 and August 2015 distributions, respectively (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	September 30,
	2016		2015
Sales volumes:
Oil from underlying properties (Bbl)(1)	252,814	(4)	275,042	(5)
Natural gas from underlying properties (Mcf)	347,827	(4)	476,437	(5)
Total production (BOE)	310,785		354,448
Average sales prices:
Oil (per Bbl)(1)	$36.71		$49.74
Natural gas (per Mcf)(2)	$1.93		$2.62
Cost metrics:
Lease operating expenses (per BOE)	$23.48		$26.22
Production tax rate (percent of total revenues)	5.1%		5.2%
Revenues:
Oil sales(1)	$9,282	(4)	$13,681	(5)
Natural gas sales	671	(4)	1,250	(5)
Total revenues	9,953		14,931
Costs:
Lease operating expenses	7,298		9,294
Production taxes	506		775
Development costs	543		1,338
Cash settlements on commodity derivatives(3)	-		-
Total costs	8,347		11,407
Net proceeds	1,606		3,524
Net profits percentage	90%		90%
Income from net profits interest	1,445		3,172
Provision for estimated Trust expenses	(240)		(250)
Montana state income tax withheld	(4)		(3)
Accumulated net losses repaid to Whiting	(1,201)		-
Distributable income	$-		$2,919

________________________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the August 2016 distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties.  While the gas volumes produced by the underlying properties during the August 2015 distribution period are still “liquids rich”, such liquids content did not result in a premium to the NYMEX natural gas price due to the decline in liquids realized sales prices.

(3)

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

(4)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2016 (consisting of the August 2016 distribution to the Trust) generally represent crude oil production from April 2016 through June 2016 and natural gas production from March 2016 through May 2016.

(5)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2015 (consisting of Whiting’s August 2015 distribution to the Trust) generally represent crude oil production from April 2015 through June 2015 and natural gas production from March 2015 through May 2015.

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and development costs as follows:

Revenues. Oil and natural gas revenues decreased $5.0 million (or 33%) during the three months ended September 30, 2016 as compared to the same 2015 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas both decreased by 26% between periods as the result of lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 22 MBbls (or 8%) and natural gas volumes declined by 129 MMcf (or 27%) in the third quarter of 2016 compared to the same period in 2015. The oil volume decrease was primarily related to normal field production decline. In addition, the decrease in gas volumes was primarily related to (i) normal field production decline, (ii)  four wells that were shut in during 2015 or early 2016, all of which continue to be shut-in,  (iii) gas being flared instead of produced from six wells in the Keystone South field due to a  gas plant in Texas being shutdown for a portion of 2016 and (iv)  differences in timing associated with revenues received from non-operated parties. Based on the December 31, 2015 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 14.0% for oil and 21.0% for gas from 2016 through the estimated June 30, 2022 NPI termination date.

Lease Operating Expenses. Lease operating expenses (“LOE”) decreased $2.0 million (or 21%) during the third quarter of 2016 compared to the same 2015 period primarily due to (i) a  $2.4 million decrease in oilfield goods and services and (ii) lower labor and other operating costs on Whiting-operated properties of $0.2 million, which decreases were partially offset by $0.6 million in higher ad valorem taxes between periods.  LOE on a per BOE basis declined 10% from $26.22 during the three months ended September 30, 2015 to $23.48 for the same period in 2016 mainly due to cost reduction measures implemented by Whiting and other operators and the general downturn in the oil and gas industry which has resulted in declining costs for oilfield goods and services.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended September 30, 2016 and 2015 at 5.1%  and 5.2%, respectively. Overall production taxes for the third quarter of 2016, however, decreased $0.3 million (or 35%) as compared to the same 2015 period, primarily due to lower oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended September 30, 2016 were $0.8  million (or 59%) lower as compared to the same 2015 period. This decrease was primarily related to reduced drilling and capital workover costs of $0.9 million between periods in the Garland, Cedar Hills and Rangely fields, which lower expenditures were partially offset by well equipment improvements in the Torchlight field of $0.1 million.

Accumulated Net Losses Repaid to Whiting. During the three months ended September 30, 2016, the net profits interest generated net profits of $1.4 million attributable to the Trust, which net proceeds were primarily used to repay the $1.2 million of prior period accumulated net losses that were funded by Whiting at the time they were incurred. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest, however, any accumulated net losses, plus accrued interest at the money market interest rate, must be repaid to Whiting from future NPI net profits before any further distributions can be made to Trust unitholders. All of the Trust’s accumulated net losses to date, plus accrued interest, were repaid in full during the third quarter of 2016. There were no accumulated net losses during the three months ended September 30, 2015.

Distributable Income. There was no distribution made to unitholders during the third quarter of 2016 due to the NPI generating net profits of $1.4 million, which net proceeds were fully offset by the accumulated net losses repaid to Whiting of $1.2 million and the current period’s provision for estimated Trust expenses. Distributable income for the three months ended September 30, 2015 was $3.0 million, which was based on income from net profits interest of $3.2 million, reduced by Trust general and administrative expenses of $0.2 million, Montana state income tax withholdings of $3,044, and then adjusted for changes in Trust cash reserves.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be repaid to Whiting, plus accrued interest.  If the NPI continues to generate net losses or limited net proceeds, as was the case for all four of the 2016 payment periods, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of October 31, 2016, the Trust had cash reserves of $0.1 million and a provision for estimated Trust expenses of $0.3 million from the forthcoming November 2016 distribution for the payment of its administrative expenses.

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

Letter of Credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust.

Reserve for Expenditures.  Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and nine months ended September 30, 2016 and 2015. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and nine months ended September 30, 2016, Whiting incurred $0.2 million and $0.5 million, respectively, of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On November 4, 2016, the Trustee announced the Trust distribution of net profits for the third quarterly payment period in 2016. Unitholders of record on November 19, 2016 (which results in an effective record date of November 18, 2016 due to the 19th of November falling on a non-trading day) are expected to receive a distribution of $0.065170 per Trust unit, which is payable on or before November 29, 2016. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $1.5 million paid by Whiting to the Trust, less a provision of $250,000 for estimated Trust expenses and $1,967 for Montana state income tax withholdings. There were no realized gains or losses on hedge settlements during the third quarterly payment period for 2016 due to the termination of all costless collar hedge contracts as of December 31, 2014. No additional hedges are allowed to be placed on the Trust assets.

The Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the nine months ended September 30, 2016 the Trust has received cash proceeds of $0.5 million from the net profits interest and, when giving effect to the November 2016 distribution, the Trust will only receive $1.9 million in cash proceeds from the NPI for the year ending December 31, 2016. Therefore, if the cash proceeds to the Trust from net profits interest are less than $2.0 million for the year ending December 31, 2017, the Trust will be required to sell the NPI and terminate.

Oil and natural gas prices have fallen significantly since reaching highs of $105.00 per Bbl and $4.80 per Mcf, respectively, during 2014. As a result of the decline in commodity prices, the Trust did not have sufficient available funds to make any distributions to unitholders during the nine months ended September 30, 2016, and the NPI generated relatively minimal distributable income for the November 2016 distribution. If the NPI continues to generate net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust is unable to predict future commodity prices; however, it appears likely that future distributions, if any, to Trust unitholders will continue to be significantly impacted by low oil and natural gas prices.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2016 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2016.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2016, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the nine months ended September 30, 2016.

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

 November 7, 2016

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