Form 10-Q
period 2017-03-31
Whiting USA Trust II
filed 2017-05-05
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Smaller reporting company	☐
Accelerated filer	☐		Emerging growth company	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 5, 2017,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Glossary of Certain Definitions	1

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“ASC” Accounting Standards Codification.

“average annual capital expenditure amount” The quotient of (a) the sum of (i) the capital expenditures and (ii) the amounts reserved for approved capital expenditure projects, in each case attributable to the three twelve-month periods ending on the capital expenditure limitation date, divided by (b) three. The average annual capital expenditure amount shall be increased 2.5% commencing on the capital expenditure limitation date, and each year thereafter.

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

“capital expenditure limitation date” The later to occur of (a) December 31, 2017 and (b) the last day of the payment period when 8.24 MMBOE have been produced and sold from the underlying properties.

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

“May 2017 distribution” The cash distribution to Trust unitholders of record on May 20, 2017 (which results in an effective record date of May 19, 2017 due to the 20th of May falling on a non-trading day) to be paid on or before May 30, 2017.

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

In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount attributable to the Trust, plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in the subsequent payment periods until all such negative amounts have been repaid.

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and short-term investments	$283	$184
Investment in net profits interest, net	22,279	23,929
Total assets	$22,562	$24,113
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$283	$184
Trust corpus (18,400,000 Trust units issued and outstanding as of March 31, 2017 and December 31, 2016)	22,279	23,929
Total liabilities and Trust corpus	$22,562	$24,113

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended
	March 31,
	2017	2016
Income from net profits interest	$1,476	$(92)
General and administrative expenses	(201)	(293)
Proceeds from sale of oil and gas properties	-	331
Cash reserves used (withheld) for current Trust expenses	(99)	55
State income tax withholding	(2)	(1)
Distributable income	$1,174	$-
Distributable income per unit	$0.063784	$-

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Trust corpus, beginning of period	$23,929	$30,966
Distributable income	1,174	-
Distributions to unitholders	(1,174)	-
Amortization of investment in net profits interest	(1,650)	(1,928)
Trust corpus, end of period	$22,279	$29,038

The accompanying notes are an integral part of these condensed modified cash basis financial statements.

WHITING USA TRUST II

NOTES TO CONDENSED MODIFIED CASH BASIS FINANCIAL STATEMENTS

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest. The Trust will soon thereafter wind up its affairs and terminate, after which it will pay no further distributions. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Trust received cash proceeds of $1.5 million and $1.9 million, respectively, from the net profits interest.

As of March 31, 2017, on a cumulative accrual basis, 7.15 MMBOE (67%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The portion of Trust reserves divested through March 31, 2017 includes 0.02 MMBOE of proved reserves from certain producing oil and gas wells located within the Cooks Peak field in North Dakota that were sold for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest) during the first quarter of 2016. The remaining minimum reserve quantities are projected to be produced by July 31, 2023, based on the Trust’s reserve report as of December 31, 2016. The Trust’s 2016 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2016.

2.  BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited condensed financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. In the opinion of the Trustee, the accompanying financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly, in all material respects, the results of the Trust for the interim periods presented. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The condensed modified cash basis financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Trust’s financial statements and related notes included in the Trust’s 2016 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2017 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of March 31, 2017 and December 31, 2016 was $8.7 million and $7.0 million, respectively.

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

If the NPI generates net losses during the quarter or if Trust expenses exceed the income generated by the net profits interest during the quarter, then there would be no distribution to Trust unitholders for that quarterly payment period, as was the case for the fourth quarterly payment period of 2015, which resulted in no distribution being made to the Trust unitholders of record on February 19, 2016.  Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three months ended March 31, 2017, Whiting incurred $0.1 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2017 and 2016 (dollars in thousands, except monthly amounts per well):

	Three Months Ended
	March 31,
	2017	2016
Total overhead charges (in thousands)	$340	$420
Overhead charge per month per active operated well	$356	$433

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2017 and 2016 include $50,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2017 services is $179,375, which will be paid in four quarterly installments and billed in arrears. Accordingly, the escalated quarterly administrative fee of $44,844 will be paid by the Trust starting in the second quarter of 2017. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2017 and 2016 include $43,750 in each period for quarterly administrative fees paid to the Trustee.

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

Lending to the Trust  — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of March 31, 2017 and December 31, 2016, the Trust had no borrowings outstanding.

7.  SUBSEQUENT EVENT

On May 4, 2017, the Trustee announced the Trust’s distribution of net profits for the first quarterly payment period in 2017. Unitholders of record on May 20, 2017 (which results in an effective record date of May 19, 2017 due to the 20th of May falling on a non-trading day) are expected to receive a distribution of $0.145591 per Trust unit, which is payable on or before May 30, 2017. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $2.9 million paid by Whiting to the Trust, less a provision of $0.3 million for estimated Trust expenses and $5,485 for Montana state income tax withholdings.

The Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years (the “Annual Cash Proceeds Termination Clause”). During the three months ended March 31, 2017 and the year ended December 31, 2016, the Trust received cash proceeds of $1.5 million and $1.9 million, respectively. However, during the first two calendar quarters of 2017, the Trust will receive $4.4 million in cash proceeds from the NPI and therefore, the Trust will not be required to sell the NPI and terminate pursuant to the Annual Cash Proceeds Termination Clause as of December 31, 2017.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2016 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;
•	uncertainty of estimates of oil and natural gas reserves and production;
•	risks incident to the operation and drilling of oil and natural gas wells;
•	future production and development costs;
•	the inability to access oil and natural gas markets due to market conditions or operational impediments;
•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
•	the effect of existing and future laws and regulatory actions;
•	competition from others in the energy industry;
•	inflation or deflation; and
•	other risks described under the caption “Risk Factors” in the Trust’s 2016 Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI, which was in turn subject to commodity hedge contracts through December 31, 2014. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2017. The February 2017 distribution was mainly affected by October 2016 through December 2016 oil prices and September 2016 through November 2016 natural gas prices.

	2015				2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$48.57	$57.96	$46.44	$42.17	$33.51	$45.60	$44.94	$49.33	$51.86
Natural gas	$2.99	$2.61	$2.74	$2.17	$2.06	$1.98	$2.93	$2.98	$3.07

Lower oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices remain at current levels, the amount of net proceeds to which the Trust is entitled is likely to be substantially lower than the net proceeds the Trust has received and distributed to Trust unitholders in the past. All costless collar hedge contracts that Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility.

Trust Termination. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE to the 90% net profits interest) have been produced from the underlying properties and sold, which is estimated to be July 31, 2023 based on the Trust’s year-end 2016 reserve report or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions.

The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years (the “Annual Cash Proceeds Termination Clause”). During the three months ended March 31, 2017 and the year ended December 31, 2016, the Trust received cash proceeds of $1.5 million and $1.9 million, respectively, from the net profits interest. However, during the first two calendar quarters of 2017, the Trust will receive $4.4 million in cash proceeds from the NPI and therefore,  the Trust will not be required to sell the NPI and terminate pursuant to the Annual Cash Proceeds Termination Clause as of December 31, 2017.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of March 31, 2017 on a cumulative accrual basis, 7.15 MMBOE (67%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 253 MBOE, which is 90% of 281 MBOE, are included as gross proceeds in the Trust’s May 2017 distribution). The remaining minimum reserve quantities are projected to be produced by July 31, 2023 based on the Trust’s reserve report as of December 31, 2016. However, the Trust’s 2016 reserve report was derived from NYMEX oil and gas prices of $42.75 per Bbl and $2.49 per MMBtu pursuant to current SEC and FASB guidelines, whereas the comparable reserve report NYMEX oil and gas prices as of March 31, 2017 were $47.61 per Bbl and $2.74 per MMBtu, respectively. The Trust’s 2016 Annual Report on Form 10-K includes additional information on the Trust’s reserves, including the underlying assumptions, as of December 31, 2016.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2016 reserve report of $12.3 million estimated to be spent between January 1, 2017 and July 31, 2023, the estimated termination date of the NPI, which budget does not include any capital expenditures for the Trusts’ farm-out agreements discussed below. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $12.3 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2017 distribution (in thousands):

2017
Capital
Region	Expenditures
Rocky Mountains	$380
Permian Basin	162
Gulf Coast	(3)
Mid-Continent	-
Total	$539

Annual capital expenditure limitation.  During each twelve-month period beginning on the later to occur of (1) December 31, 2017 and (2) the last day of the payment period during which 8.24 MMBOE have been produced from the underlying properties and sold (which is the equivalent of 7.41 MMBOE attributable to the 90% NPI) (in either case, the “capital expenditure limitation date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the capital expenditure limitation date, divided by (y) three. Commencing on the capital expenditure limitation date, and each anniversary of the capital expenditure limitation date thereafter, the average annual capital expenditure amount will be increased by 2.5% to account for expected increased costs due to inflation.

Farm-out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust (other than those capital expenditures already contemplated in the December 31, 2016 reserve report), Whiting Oil and Gas entered into three farm-out agreements with a third-party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm-out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017 (the “Signal Peak farm-out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm-out”).

These farm-out agreements provide the third-party partner with the option, but not the obligation, to drill one well in each of the leasehold sections or units, as the case may be, subject to the farm-out agreement, whereby the partner will pay 100% of the underlying properties’ drilling and well completion costs to earn 75% of the underlying properties’ working interest in the leases, which results in the underlying properties retaining (i) 25% of its original working interest and (ii) an overriding royalty interest equal to the difference between 25% and the lease burdens of record. Upon completion of one well in each section or unit, as the case may be, pursuant to the terms of the agreements, the partner has the option to drill (i) an additional 15 wells under the Keystone South farm-out, (ii) an additional 12 wells under the Signal Peak farm-out and (iii) one additional well under the Flying W farm-out, all of which require the partner to pay 85% of the underlying properties’ drilling and well completion costs for their 75% of the underlying properties’ working interest, and, given its interest in the NPI, the Trust would be responsible for 13.5% of the underlying properties’ remaining drilling and well completion costs at the 90% NPI, subject to the average annual capital expenditure amount limitation.

The third-party partner commenced drilling operations under the Keystone South farm-out agreement in December 2016, and the first well was drilled and completed pursuant to the terms of the agreement in March 2017, whereby the partner earned 75% of the underlying properties working interest in the respective leasehold section. The partner drilled two additional wells in the Keystone South field, each in separate leasehold sections, during the first quarter of 2017, which wells are expected to be completed during the second quarter of 2017. However, the third-party partner has no obligation to complete these two wells or to drill and complete any additional wells. No drilling operations have commenced under either the Signal Peak or Flying W farm-outs, and if no such drilling has commenced on or before November 30, 2017, the agreements will terminate.

Results of Trust Operations

Comparison of Results of the Trust for the Three Months Ended March 31, 2017 and 2016

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the three months ended March 31, 2017 and 2016, consisting of the February 2017 distribution and February 2016 net loss, respectively (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	March 31,
	2017		2016
Sales volumes:
Oil from underlying properties (Bbl)(1)	247,126	(3)	267,038	(4)
Natural gas from underlying properties (Mcf)	352,462	(3)	424,575	(4)
Total production (BOE)	305,870		337,800
Average sales prices:
Oil (per Bbl)(1)	$40.76		$35.18
Natural gas (per Mcf)(2)	$2.93		$2.30
Cost metrics:
Lease operating expenses (per BOE)	$27.26		$26.25
Production tax rate (percent of total revenues)	5.3%		5.0%
Revenues:
Oil sales(1)	$10,073	(3)	$9,395	(4)
Natural gas sales	1,033	(3)	975	(4)
Total revenues	11,106		10,370
Costs:
Lease operating expenses	8,337		8,868
Production taxes	590		519
Development costs	539		1,085
Total costs	9,466		10,472
Net proceeds (losses)	1,640		(102)
Net profits percentage	90%		90%
Income (loss) from net profits interest	1,476		(92)
Proceeds from sale of oil and gas properties	-		331
Provision for estimated Trust expenses	(300)		(238)
Montana state income tax withheld	(2)		(1)
Distributable income	$1,174		$-

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the February 2017 distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties.  While the gas volumes produced by the underlying properties during the February 2016 net loss period were still “liquids-rich”, such liquids content did not result in a premium to the NYMEX natural gas price due to the decline in liquids realized sales prices.

(3)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2017 (consisting of Whiting’s February 2017 distribution to the Trust) generally represent crude oil production from October 2016 through December 2016 and natural gas production from September 2016 through November 2016.

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

Revenues. Oil and natural gas revenues increased  $0.7 million (or 7%) during the three months ended March 31, 2017 as compared to the same 2016 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices, partially offset by lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas increased by 16% and 27%, respectively, between periods as a  result of higher NYMEX oil and natural gas prices. Crude oil production volumes declined by 20 MBbls (or 7%) and natural gas volumes declined by 72 MMcf (or 17%) in the first quarter of 2017 compared to the same period in 2016.  The oil volume decrease was primarily related to normal field production decline. Additionally, gas volumes declined between periods primarily due to normal field production decline and gas being flared instead of produced from twelve wells in the Keystone South field due to a  gas plant in Texas being shutdown for a portion of 2016, which shut down continued through the first quarter of 2017. These lower oil and gas volumes were partially offset by differences in timing associated with revenues received from non-operated parties. Based on the December 31, 2016 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 12.1% for oil and 15.4% for gas from 2017 through the estimated July 31, 2023 NPI termination date.

Lease Operating Expenses. Lease operating expenses (“LOE”) decreased $0.5 million (or 6%) during the first quarter of 2017 compared to the same 2016 period primarily due to (i) a  $0.4 million decrease in oilfield goods and services and (ii) $0.1 million of lower ad valorem taxes between periods.  LOE on a per BOE basis, however, increased 4% from $26.25 during the three months ended March 31, 2016 to $27.26 for the same period in 2017 mainly due to lower oil and natural gas production volumes and differences in timing associated with invoices received and paid for non-operated properties between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended March 31, 2017 and 2016 at 5.3%  and 5.0%, respectively. Overall production taxes for the first quarter of 2017 increased $0.1 million (or 14%) as compared to the same 2016 period, primarily due to higher oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended March 31, 2017 were $0.5 million (or 50%) lower as compared to the same 2016 period. This decrease was primarily related to reduced drilling and capital workover costs of $0.6 million between periods in the Rangely, Garland and Cedar Hills fields. These lower expenditures were partially offset, however, by $0.1 million of differences in timing associated with invoices received and paid between periods for non-operated properties in the Sand Tank field.

Proceeds from Sale of Oil and Gas Properties. No sales of oil and gas properties occurred during the three months ended March 31, 2017. In November 2015, Whiting completed the sale of certain producing oil and gas wells (effective for sales proceeds and costs beginning September 1, 2015) for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% net profits interest). The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016.

Distributable Income. Distributable income for the three months ended March 31, 2017 was $1.2 million and was based on income from net profits interest of $1.5 million, reduced by Trust general and administrative expenses of $0.2 million, Montana state income tax withholdings of $2,358 and changes in Trust cash reserves. There was no distribution made to unitholders during the first quarter of 2016. This was due to the net profits interest generating a net loss of $0.1 million during the fourth quarterly payment period of 2015, and when such net loss was combined with that period’s provision for estimated Trust expenses, both of these amounts together offset the proceeds from the sale of oil and gas properties of $0.3 million in their entirety. Neither the Trust nor the Trust unitholders are responsible for the repayment of any net losses generated by the NPI.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest.  If the NPI generates net losses or limited net proceeds (which was the case during 2016 as well as the first quarter of 2017), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of April 30, 2017, the Trust had cash reserves of $0.2 million and a provision for estimated Trust expenses of $0.3 million from the forthcoming May 2017 distribution for the payment of its administrative expenses.

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

Reserve for Expenditures.  Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three months ended March 31, 2017 and 2016. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2017, Whiting incurred $0.1 million of plugging and abandonment charges on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On May 4, 2017, the Trustee announced the Trust distribution of net profits for the first quarterly payment period in 2017. Unitholders of record on May 20, 2017 (which results in an effective record date of May 19, 2017 due to the 20th of May falling on a non-trading day) are expected to receive a distribution of $0.145591 per Trust unit, which is payable on or before May 30, 2017. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $2.9 million paid by Whiting to the Trust, less a provision of $0.3 million for estimated Trust expenses and $5,485 for Montana state income tax withholdings.

The Trust is required to sell the NPI and terminate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Trust received cash proceeds of $1.5 million and $1.9 million, respectively. However, during the first two calendar quarters of 2017, the Trust will receive $4.4 million in cash proceeds from the NPI and therefore, the Trust will not be required to sell the NPI and terminate pursuant to the Annual Cash Proceeds Termination Clause as of December 31, 2017.

Oil and natural gas prices have fallen significantly since reaching highs of $105.00 per Bbl and $4.80 per Mcf, respectively, during 2014. As a result of the decline in commodity prices, the Trust did not have sufficient available funds to make any distributions to unitholders during the first three calendar quarters of 2016, and the NPI generated relatively low distributable income for the fourth quarter of 2016, as well as the first quarter of 2017. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust is unable to predict future commodity prices; however, it appears likely that future distributions, if any, to Trust unitholders will continue to be significantly impacted by low oil and natural gas prices.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2017 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts through December 31, 2014 to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. However, all hedging contracts terminated as of December 31, 2014. No additional hedges are allowed to be placed on Trust assets, and therefore, there are no further cash settlements on commodity hedges for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility. The Trust cannot enter into derivative contracts for speculative or trading purposes.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (a) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production and (b) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, see the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.”

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2017, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material change to such risk factors has occurred during the three months ended March 31, 2017.

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

 May 5, 2017

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