Form 10-Q
period 2017-06-30
Whiting USA Trust II
filed 2017-08-09
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 9, 2017,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Glossary of Certain Definitions	1

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“ASC” Accounting Standards Codification.

“August 2017 distribution” The cash distribution to Trust unitholders of record on August 19, 2017 (which results in an effective record date of August 18, 2017 due to the 19th of August falling on a non-trading day) to be paid on or before August 29, 2017.

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

“May 2017 distribution” The cash distribution to Trust unitholders of record on May 20, 2017 (which resulted in an effective record date of May 19, 2017 due to the 20th of May falling on a non-trading day) that was paid on May 30, 2017.

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and short-term investments	$341	$184
Investment in net profits interest, net	20,762	23,929
Total assets	$21,103	$24,113
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$341	$184
Trust corpus (18,400,000 Trust units issued and outstanding as of June 30, 2017 and December 31, 2016)	20,762	23,929
Total liabilities and Trust corpus	$21,103	$24,113

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income from net profits interest	$2,934	$(1,198)	$4,410	$(1,290)
General and administrative expenses	(192)	(141)	(393)	(434)
Proceeds from sale of oil and gas properties	-	-	-	331
Cash reserves used (withheld) for current Trust expenses	(58)	141	(157)	196
State income tax withholding	(5)	(3)	(7)	(4)
Accumulated net losses funded by Whiting	-	1,201	-	1,201
Distributable income	$2,679	$-	$3,853	$-
Distributable income per unit	$0.145591	$-	$0.209375	$-

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Trust corpus, beginning of period	$22,279	$29,038	$23,929	$30,966
Distributable income	2,679	-	3,853	-
Distributions to unitholders	(2,679)	-	(3,853)	-
Amortization of investment in net profits interest	(1,517)	(1,771)	(3,167)	(3,699)
Trust corpus, end of period	$20,762	$27,267	$20,762	$27,267

The accompanying notes are an integral part of these condensed modified cash basis financial statements.

WHITING USA TRUST II

NOTES TO CONDENSED MODIFIED CASH BASIS FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE TRUST

Trust Overview — Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011.

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%-owned subsidiary of Whiting, to the Trust. The NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2016, these oil and gas properties included interests in approximately 1,314 gross (379.4 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest. Once the Trust winds up its affairs and terminates, it will pay no further distributions. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the six months ended June 30, 2017 and the year ended December 31, 2016, the Trust received cash proceeds of $4.4 million and $1.9 million, respectively, from the net profits interest.

As of June 30, 2017, on a cumulative accrual basis, 7.40 MMBOE (70%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The portion of Trust reserves divested through June 30, 2017 includes 0.02 MMBOE of proved reserves from certain producing oil and gas wells located within the Cooks Peak field in North Dakota that were sold for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest) during the first quarter of 2016. The remaining minimum reserve quantities are projected to be produced by July 31, 2023, based on the Trust’s reserve report as of December 31, 2016. The Trust’s 2016 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2016.

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

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the NPI and payments of expenses incurred. Actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The NPI entitles the Trust to receive revenues (crude oil, natural gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; payments made by Whiting to the hedge counterparty upon settlements of hedge contracts; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million, exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices, subject to adjustment for the recovery of accumulated net losses funded by Whiting and accrued interest.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2017 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), and was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of June 30, 2017 and December 31, 2016 was $10.2 million and $7.0 million, respectively.

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

During the second quarter of 2016, the NPI generated net losses of $1.2 million primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the gross proceeds from production. As a result, there was no distribution to Trust unitholders of record on May 20, 2016 for the first quarterly payment period of 2016. All accumulated net losses, plus accrued interest, were recovered by Whiting in full during the third calendar quarter of 2016. There were no accumulated net losses funded or recovered by Whiting during the three and six months ended June 30, 2017.

The following table presents the net profits interest accumulated net losses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Accumulated net losses, beginning of period	$-	$-	$-	$-
Net losses funded by Whiting	-	(1,201)	-	(1,201)
Accumulated net losses, end of period(1)	$-	$(1,201)	$-	$(1,201)

__________

(1)	The $1.2 million accumulated net losses as of June 30, 2016 together with the accrued interest of $657 were recovered by Whiting in full during the third quarter of 2016.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and six months ended June 30, 2017, Whiting incurred $0.2 million and $0.3 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except monthly amounts per well):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total overhead charges (in thousands)	$352	$413	$692	$834
Overhead charge per month per active operated well	$369	$427	$363	$430

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2017 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2016 also include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2017 services is $179,375, which will be paid in four quarterly installments and billed in arrears. Accordingly, the escalated quarterly administrative fee of $44,844 was paid by the Trust starting in the second quarter of 2017. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2017 include $44,844 and $88,594, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2016 include $43,750 and $87,500, respectively, for quarterly administrative fees paid to the Trustee.

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

Lending to the Trust  — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of June 30, 2017 and December 31, 2016, the Trust had no borrowings outstanding.

7.  SUBSEQUENT EVENT

On August 7, 2017, the Trustee announced the Trust’s distribution of net profits for the second quarterly payment period in 2017. Unitholders of record on August 19, 2017 (which results in an effective record date of August 18, 2017 due to the 19th of August falling on a non-trading day) are expected to receive a distribution of $0.092270 per Trust unit, which is payable on or before August 29, 2017. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $1.9 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $3,256 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2017. The May 2017 distribution was mainly affected by January 2017 through March 2017 oil prices and December 2016 through February 2017 natural gas prices.

	2015				2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$48.57	$57.96	$46.44	$42.17	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29
Natural gas	$2.99	$2.61	$2.74	$2.17	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09

Lower oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If prices decline or remain at current levels in future periods, the amount of net proceeds to which the Trust is entitled is likely to be significantly lower than the net proceeds the Trust received and distributed to Trust unitholders prior to 2015 due to the sustained lower commodity price environment. All costless collar hedge contracts that Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility.

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

The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years (the “Annual Cash Proceeds Termination Clause”). During the six months ended June 30, 2017 and the year ended December 31, 2016, the Trust received cash proceeds of $4.4 million and $1.9 million, respectively, from the net profits interest.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of June 30, 2017 on a cumulative accrual basis, 7.40 MMBOE (70%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 256 MBOE, which is 90% of 284 MBOE, are included as gross proceeds in the Trust’s August 2017 distribution). The remaining minimum reserve quantities are projected to be produced by July 31, 2023 based on the Trust’s reserve report as of December 31, 2016. However, the Trust’s 2016 reserve report was derived from NYMEX oil and gas prices of $42.75 per Bbl and $2.49 per MMBtu pursuant to current SEC and FASB guidelines, whereas the comparable reserve report NYMEX oil and gas prices as of June 30, 2017 were $48.95 per Bbl and $3.01 per MMBtu, respectively. The Trust’s 2016 Annual Report on Form 10-K includes additional information on the Trust’s reserves, including the underlying assumptions, as of December 31, 2016.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2016 reserve report of $12.3 million estimated to be spent between January 1, 2017 and July 31, 2023, the estimated termination date of the NPI, which budget does not include any capital expenditures for the Trust’s farm-out agreements discussed below. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $12.3 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2017 and May 2017 distributions (in thousands):

2017
Capital
Region	Expenditures
Rocky Mountains	$582
Permian Basin	810
Gulf Coast	(3)
Mid-Continent	-
Total	$1,389

Rocky Mountains Region. The capital expenditures for the Rocky Mountains Region primarily relate to the Rangely field located in Rio Blanco County, Colorado, which is operated by Chevron Corporation and includes a 4.6% working interest in the Rangely Weber Sand Unit. During 2017, Chevron Corporation advised Whiting that a mandatory compliance-driven inspection and maintenance project for the Rangely Weber Sand Unit would commence in June 2017 with expected completion during the first quarter of 2018.  Although this project was contemplated in the Trust’s December 31, 2016 reserve report, the timing of the project has been expedited and the total expected cost has increased from original estimates. The current estimated cost of the project attributable to the underlying properties is $1.5 million ($1.4 million to the 90% net profits interest), of which approximately $0.1 million is expected to be capital expenditures and the remainder is expected to be lease operating expense. A substantial majority of the project’s costs are expected to be incurred during the last half of 2017.

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

These farm-out agreements provide the third-party partner with the option, but not the obligation, to drill one well in each of the leasehold sections or units, as the case may be, subject to the applicable farm-out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn  a 75% working interest. As a result, the applicable underlying properties will consist of (i) 25% of the original working interest in these properties and (ii) an overriding royalty interest equal to the difference between 25% and the lease burdens of record. Upon completion of one well in each section or unit, as the case may be, pursuant to the terms of the applicable agreements, the partner has the option to drill (i) up to 15 additional wells under the Keystone South farm-out, (ii) up to 12 additional wells under the Signal Peak farm-out and (iii) one additional well under the Flying W farm-out, all of which the partner is required to pay 85% of the drilling and well completion costs otherwise ascribed to the underlying properties for a 75% working interest. Given the Trust’s interest in the NPI, the Trust would be responsible for 13.5% of the underlying properties’ remaining drilling and well completion costs at the 90% NPI, subject to the average annual capital expenditure amount limitation.

The third-party partner commenced drilling operations under the Keystone South farm-out agreement in December 2016, and the first and second wells  were drilled and completed pursuant to the terms of the agreement during the first half of 2017, whereby the partner earned a  75% working interest in each of the underlying properties’ respective leasehold sections. The partner drilled an additional well in a separate leasehold section of the Keystone South field during the first quarter of 2017, which well is awaiting completion that is tentatively expected to occur during the third quarter of 2017. However, the third-party partner has no obligation to complete this well or to drill and complete any additional wells. No drilling operations have commenced under either the Signal Peak or Flying W farm-outs, and if no such drilling has commenced on or before November 30, 2017, the agreements will terminate.

Results of Trust Operations

Comparison of Results of the Trust for the Six Months Ended June 30, 2017 and 2016

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the six months ended June 30, 2017 and 2016, consisting of the February 2017 and May 2017 distributions and the February 2016 and May 2016 net losses, for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended
	June 30,
	2017		2016
Sales volumes:
Oil from underlying properties (Bbl)(1)	478,233	(3)	526,189	(4)
Natural gas from underlying properties (Mcf)	653,912	(3)	830,253	(4)
Total production (BOE)	587,219		664,564
Average sales prices:
Oil (per Bbl)(1)	$42.41		$30.63
Natural gas (per Mcf)(2)	$3.22		$2.11
Cost metrics:
Lease operating expenses (per BOE)	$25.40		$24.37
Production tax rate (percent of total revenues)	5.3%		5.0%
Revenues:
Oil sales(1)	$20,280	(3)	$16,116	(4)
Natural gas sales	2,106	(3)	1,748	(4)
Total revenues	22,386		17,864
Costs:
Lease operating expenses	14,913		16,198
Production taxes	1,184		895
Development costs	1,389		2,204
Total costs	17,486		19,297
Net proceeds (losses)	4,900		(1,433)
Net profits percentage	90%		90%
Income (loss) from net profits interest	4,410		(1,290)
Proceeds from sale of oil and gas properties	-		331
Provision for estimated Trust expenses	(550)		(238)
Montana state income tax withheld	(7)		(4)
Accumulated net losses funded by Whiting	-		1,201
Distributable income	$3,853		$-

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the February 2017 and May 2017 distribution periods exceeded the average NYMEX gas prices for those same months within the periods due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties.  While the gas volumes produced by the underlying properties during the February 2016 and May 2016 net loss periods were still “liquids-rich”, such liquids content did not result in a premium to the NYMEX natural gas price due to low liquids realized sales prices.

(3)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2017 (consisting of Whiting’s February 2017 and May 2017 distributions to the Trust) generally represent crude oil production from October 2016 through March 2017 and natural gas production from September 2016 through February 2017.

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

Revenues.  Oil and natural gas revenues increased $4.5 million (or 25%) during the six months ended June 30, 2017 as compared to the same 2016 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices, partially offset by lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas increased by 38% and 53%, respectively, between periods as a result of higher NYMEX oil and natural gas prices. Crude oil production volumes declined by 48 MBbls (or 9%) and natural gas volumes declined by 176 MMcf (or 21%), when comparing the first six months of 2017 to the same period in 2016. The oil volume decrease was primarily related to normal field production decline and two wells that were shut-in for workovers.  Additionally, gas volumes declined between periods primarily due to (i) normal field production decline, (ii) gas being flared instead of produced from 14 wells in the Keystone South field due to a gas plant in Texas being shutdown for a portion of 2016, which shut down continued through the first half of 2017, and (iii) two wells that were shut-in for workovers. Based on the December 31, 2016 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 12.1% for oil and 15.4% for gas from 2017 through the estimated July 31, 2023 NPI termination date.

Lease Operating Expenses.  Lease operating expenses decreased $1.3 million (or 8%) during the first six months of 2017 compared to the same 2016 period primarily due to a (i)  $1.2 million decrease in oilfield goods and services and (ii) lower labor and other operating costs on Whiting-operated properties of $0.2 million, which decreases were partially offset by higher ad valorem taxes of $0.1 million between periods. LOE on a per BOE basis, however, increased 4% from $24.37 during the first six months of 2016 to $25.40 for the same period in 2017 mainly due to lower oil and natural gas production volumes and differences in timing associated with invoices received and paid for non-operated properties between periods.

Production Taxes.  Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the six months ended June 30, 2017 and 2016 at 5.3% and 5.0%, respectively. Overall production taxes for the first six months of 2017, however, increased $0.3 million (or 32%) as compared to the same 2016 period, primarily due to higher oil and natural gas sales revenue between periods.

Development Costs.  Development costs for the six months ended June 30, 2017 were $0.8 million (or 37%) lower as compared to the same 2016 period. This decrease was primarily related to reduced drilling and capital workover costs of $1.5 million between periods in the Rangely, Torchlight, Garland, North Vacuum, Cedar Hills and Justis fields. These lower expenditures were partially offset, however, by $0.7 million of differences in timing associated with invoices received and paid between periods for non-operated properties in the Sand Tank field.

Proceeds from Sale of Oil and Gas Properties. No sales of oil and gas properties occurred during the six months ended June 30, 2017. In November 2015, Whiting completed the sale of certain producing oil and gas wells (effective for sales proceeds and costs beginning September 1, 2015) for a purchase price of $0.4 million ($0.3 million to the 90% net profits interest). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% net profits interest). The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016.

Accumulated Net Losses Funded by Whiting. There were no accumulated net losses during the six months ended June 30, 2017.  During the six months ended June 30, 2016, the net profits interest generated accumulated net losses of $1.2 million attributable to the Trust. These accumulated net losses were the combination of the $1.3 million loss from net profits interest and the provision for estimated Trust expenses during the first half of 2016 of $0.2 million, which negative amounts were partially offset by the proceeds from the sale of oil and gas properties of $0.3 million. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest. Whiting funds the payment of any such net losses until the accumulated net losses, plus accrued interest at the money market rate, are recovered from future NPI net profits. All accumulated net losses, plus accrued interest, must be recovered by Whiting before any further distributions will be made to Trust unitholders, which recovery occurred during the third quarter of 2016.

Distributable Income. Distributable income for the six months ended June 30, 2017 was $3.9 million and was based on income from net profits interest of $4.4 million, reduced by Trust general and administrative expenses of $0.4 million, Montana state income tax withholdings of $7,843 and changes in Trust cash reserves. There were no distributions made to unitholders during the first half of 2016 due to the net profits interest generating accumulated net losses of $1.2 million during the period.

Comparison of Results of the Trust for the Three Months Ended June 30, 2017 and 2016

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the three months ended June 30, 2017 and 2016, consisting of the May 2017 distribution and May 2016 net loss, respectively (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	June 30,
	2017		2016
Sales volumes:
Oil from underlying properties (Bbl)(1)	231,107	(3)	259,151	(4)
Natural gas from underlying properties (Mcf)	301,450	(3)	405,678	(4)
Total production (BOE)	281,349		326,764
Average sales prices:
Oil (per Bbl)(1)	$44.17		$25.94
Natural gas (per Mcf)(2)	$3.56		$1.91
Cost metrics:
Lease operating expenses (per BOE)	$23.37		$22.43
Production tax rate (percent of total revenues)	5.3%		5.0%
Revenues:
Oil sales(1)	$10,207	(3)	$6,721	(4)
Natural gas sales	1,073	(3)	773	(4)
Total revenues	11,280		7,494
Costs:
Lease operating expenses	6,576		7,330
Production taxes	594		376
Development costs	850		1,119
Total costs	8,020		8,825
Net proceeds (losses)	3,260		(1,331)
Net profits percentage	90%		90%
Income (loss) from net profits interest	2,934		(1,198)
Provision for estimated Trust expenses	(250)		-
Montana state income tax withheld	(5)		(3)
Accumulated net losses funded by Whiting	-		1,201
Distributable income	$2,679		$-

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the May 2017 distribution period exceeded the average NYMEX gas prices for those same months within the period due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the May 2016 net loss period were still “liquids-rich”, such liquids content did not result in a premium to the NYMEX natural gas price due to low liquids realized sales prices.

(3)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2017 (consisting of Whiting’s May 2017 distribution to the Trust) generally represent crude oil production from January 2017 through March 2017 and natural gas production from December 2016 through February 2017.

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

Revenues. Oil and natural gas revenues increased  $3.8 million (or 51%) during the three months ended June  30, 2017 as compared to the same 2016 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices, partially offset by lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas increased by 70% and 86%, respectively, between periods as a  result of higher NYMEX oil and natural gas prices. Crude oil production volumes declined by 28 MBbls (or 11%) and natural gas volumes declined by 104 MMcf (or 26%) in the second quarter of 2017 compared to the same period in 2016.  The oil volume decrease was primarily related to normal field production decline and two wells that were shut-in for workovers.  Additionally, gas volumes declined between periods primarily due to (i) normal field production decline, (ii) gas being flared instead of produced from 14 wells in the Keystone South field due to a  gas plant in Texas being shutdown for a portion of 2016, which shut down continued through the second quarter of 2017, (iii) differences in timing associated with revenues received from non-operated properties and (iv) two wells that were shut-in for workovers. Based on the December 31, 2016 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 12.1% for oil and 15.4% for gas from 2017 through the estimated July 31, 2023 NPI termination date.

Lease Operating Expenses. Lease operating expenses decreased $0.8 million (or 10%) during the second quarter of 2017 compared to the same 2016 period primarily due to (i) a  $0.9 million decrease in oilfield goods and services and (ii) $0.2 million of lower labor and other operating costs on Whiting-operated properties, which decreases were partially offset by higher ad valorem taxes of $0.3 million between periods.  LOE on a per BOE basis, however, increased 4% from $22.43 during the three months ended June 30, 2016 to $23.37 for the same period in 2017 mainly due to lower oil and natural gas production volumes and differences in timing associated with invoices received and paid for non-operated properties between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent for the three months ended June 30, 2017 and 2016 at 5.3%  and 5.0%, respectively. Overall production taxes for the second quarter of 2017 increased $0.2 million (or 58%) as compared to the same 2016 period, primarily due to higher oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended June 30, 2017 were $0.3 million (or 24%) lower as compared to the same 2016 period. This decrease was primarily related to reduced drilling and capital workover costs of $0.9 million between periods in the Torchlight, Rangely, North Vacuum,  Cedar Hills and Garland fields. These lower expenditures were partially offset, however, by $0.6 million of differences in timing associated with invoices received and paid between periods for non-operated properties in the Sand Tank field.

Accumulated Net Losses Funded by Whiting. There were no accumulated net losses during the three months ended June 30, 2017. During the three months ended June 30, 2016, the net profits interest generated accumulated net losses of $1.2 million attributable to the Trust primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the proceeds from production. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest. Whiting funds the payment of any such net losses until the accumulated net losses, plus accrued interest at the money market interest rate, are recovered from future NPI net profits. All accumulated net losses, plus accrued interest, must be recovered by Whiting before any further distributions will be made to Trust unitholders, which recovery occurred during the third quarter of 2016.

Distributable Income. Distributable income for the three months ended June 30, 2017 was $2.7 million and was based on income from net profits interest of $2.9 million, reduced by Trust general and administrative expenses of $0.2 million, Montana state income tax withholdings of $5,485 and changes in Trust cash reserves. There was no distribution made to unitholders during the second quarter of 2016 due to the net profits interest generating accumulated net losses of $1.2 million during the period.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest.  If the NPI generates net losses or limited net proceeds (which was the case during 2016 as well as the first quarter of 2017), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of July 31, 2017, the Trust had cash reserves of $0.2 million and a provision for estimated Trust expenses of $0.2 million from the forthcoming August 2017 distribution for the payment of its administrative expenses.

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

Reserve for Expenditures.  Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and six months ended June 30, 2017 and 2016. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and six months ended June 30, 2017, Whiting incurred $0.2 million and $0.3 million, respectively, of plugging and abandonment costs on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On August 7, 2017, the Trustee announced the Trust distribution of net profits for the second quarterly payment period in 2017. Unitholders of record on August 19, 2017 (which results in an effective record date of August  18, 2017 due to the 19th of August falling on a non-trading day) are expected to receive a distribution of $0.092270 per Trust unit, which is payable on or before August 29, 2017. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $1.9 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $3,256 for Montana state income tax withholdings.

Oil and natural gas prices have fallen significantly since reaching highs of $105.00 per Bbl and $4.80 per Mcf, respectively, during 2014. As a result of the decline in commodity prices, the Trust did not have sufficient available funds to make any distributions to unitholders during the first three calendar quarters of 2016, and the NPI generated relatively low distributable income for the fourth quarter of 2016, as well as the first quarter of 2017. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust is unable to predict future commodity prices; however, if prices decline or remain at current levels in future periods, the amount of net proceeds to which the Trust is entitled is likely to be significantly lower than the net proceeds the Trust received and distributed to Trust unitholders prior to 2015 due to the sustained lower commodity price environment.

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2017 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the term net profits interest, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2017, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material change to such risk factors has occurred during the six months ended June 30, 2017.

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

 August 9, 2017

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