Form 10-K
period 2017-12-31
Whiting USA Trust II
filed 2018-03-22
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 001-35459

WHITING USA TRUST II

(Exact name of registrant as specified in its charter)

Delaware	38-7012326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee
Global Corporate Trust
601 Travis Street, 16th Floor
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non-affiliates at the closing sales price on June 30, 2017 of $1.04 was $19,136,000.

As of March 22, 2018,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“August 2016 distribution” The net profits generated by the NPI during the second quarterly payment period of 2016, which net profits were offset in their entirety by the Trust’s repayment of the May 2016 net loss and the second quarterly period of 2016 provision for estimated Trust expenses, resulting in no distribution being made to Trust unitholders of record on August 19, 2016.

“August 2017 distribution” The cash distribution to Trust unitholders of record on August 19, 2017 (which resulted in an effective record date of August 18, 2017 due to the 19th of August falling on a non-trading day) that was paid on August 29, 2017.

“average annual capital expenditure amount” The quotient of (a) the sum of (i) the capital expenditures and (ii) the amounts reserved for approved capital expenditure projects, in each case attributable to the three years ended December 31, 2017, divided by (b) three, which amount will be increased annually by 2.5% beginning December 31, 2017.

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

“February 2018 distribution” The cash distribution to Trust unitholders of record on February 19, 2018 that was paid on March 1, 2018.

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

“November 2017 distribution” The cash distribution to Trust unitholders of record on November 19, 2017 (which resulted in an effective record date of November 17, 2017 due to the 19th of November falling on a non-trading day) that was paid on November 29, 2017.

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

PART I

Item 1. Business

General

Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011. The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, 16th Floor, Houston, Texas 77002. The telephone number of the Trustee is 512-236-6599.

The Trust makes copies of its reports under the Exchange Act available at http://whitingwhz.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In  March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of the NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which are referred to as “the underlying properties”. The underlying properties are located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,312 gross (376.7 net) producing oil and gas wells as of December 31, 2017. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012. The Trust units are currently traded on the OTC, operated by OTC Markets Group, under the trading symbol “WHZT”, but the Trust can provide no assurance that any trading market for the Trust units will exist on the OTC in the future or that current trading levels will be sustained or will not diminish.

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the years ended December 31, 2017 and 2016, the Trust received cash proceeds of $6.7 million and $1.9 million, respectively, from the net profits interest. After the termination of the Trust, it will pay no further distributions.

As of December 31, 2017,  on a cumulative accrual basis 7.95 MMBOE (75%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. Further detail on the reserves is provided herein under the section titled “Properties—Description of the Underlying Properties—Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties as of December 31, 2017, which is referred to as the “reserve report.” According to the reserve report, the portion of the 11.79 MMBOE (10.61 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced and sold or divested as of December 31, 2017 is projected to be produced from the underlying properties prior to December 31, 2021,  which reserve report is based on NYMEX oil and gas prices of $51.34 per Bbl and $2.98 per MMBtu, respectively, pursuant to current SEC and FASB guidelines and the other assumptions included therein. The average NYMEX oil and gas prices for the month of January 2018 were $63.66 per Bbl and $3.58 per MMBtu, respectively.  Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion. Production from the underlying properties for the year ended December 31, 2017 was approximately 83% oil and approximately 17% natural gas.

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

Net proceeds payable to the Trust depend upon production quantities; sales prices of oil, natural gas and natural gas liquids; costs to develop and produce the oil and gas; and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, lease operating expenses (including costs of workovers), production and property taxes, development costs, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, producing overhead (all such costs, “production and development costs”) and amounts that may be reserved for future development, maintenance or operating expenses (which reserve may not exceed $2.0 million at any time) as calculated on an aggregate basis for all these properties. If at any time production and development costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs. The Trust, however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prevailing money market rate. For more information on the net proceeds calculation, refer to “Computation of Net Proceeds” later in this section.

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

The Trust was created to acquire and hold the NPI for the benefit of the Trust unitholders pursuant to the conveyance to the Trust from Whiting Oil and Gas. The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The business and affairs of the Trust are administered by the Trustee. Whiting and its affiliates have no ability to manage or influence the operations of the Trust. The oil and gas properties comprising the underlying properties for which Whiting is designated the operator are currently operated by Whiting and its subsidiaries on a contract operator basis. Whiting, as a matter of course, does not make public projections as to future sales, earnings or other results relating to the underlying properties.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. The table below presents percentages by purchaser that accounted for 10% or more of the oil, NGL and natural gas sales attributable to the NPI for the years ended December 31, 2017,  2016 and 2015.

	2017	2016	2015
Plains Marketing, LP	17%	16%	15%
Chevron USA	15%	15%	15%
Merit Management Partners I, LP (previously Marathon Oil Corporation)	14%	9%	14%
Phillips 66 Company	11%	11%	11%

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

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and makes available to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the Trust’s income and deductions. The Trustee also causes to be prepared and filed reports required under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading, and is responsible for causing the Trust to comply with all of the provisions of the Sarbanes-Oxley Act of 2002, including but not limited to, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof. Each Trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee.

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

Termination of the Trust; Sale of the Net Profits Interest

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions and the market price of Trust units will have declined to zero.  The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2017. As a result, the Trust is not currently expected to contractually terminate until December 31, 2021, and additional reserves and production attributable to the NPI may be available for distribution to unitholders between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the Trust’s expected termination. However, there is no assurance that this will occur.

The Trust will dissolve prior to the termination of the NPI if:

•	the Trust sells the NPI;
•	annual cash proceeds to the Trust attributable to the NPI are less than $2.0 million for each of any two consecutive years;
•	the holders of a majority of the outstanding Trust units vote in favor of dissolution; or
•	the Trust is judicially dissolved.

The Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders. During the years ended December 31, 2017 and 2016, the Trust received cash proceeds of $6.7 million and $1.9 million, respectively, from the net profits interest.

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

Net Profits Interest

The NPI was conveyed to the Trust by Whiting Oil and Gas on March 28, 2012 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county where the underlying properties are located. The NPI burdens the interests owned by Whiting in the underlying properties.

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

The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation that became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation beginning December 31, 2017. Therefore, the capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.0 million during the year ending December 31, 2018.

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $372 per month per active operated well, which totaled $1.4 million for the four distributions made during the year ended December 31, 2017. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts to reduce the exposure to volatility in the underlying properties’ oil revenues due to fluctuations in crude oil prices, and to achieve more predictable cash flows. Whiting in turn conveyed the rights and obligations of such costless collar hedge contracts to the Trust.  All costless collar hedge contracts terminated as of December 31, 2014,  which hedging effects extended through the February 2015 distribution to unitholders and ceased thereafter. Accordingly, there were no hedge contracts in place during any period presented in this Annual Report on Form 10-K. No additional hedges are allowed to be placed on Trust assets,  and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes. Consequently, there are no future cash settlement gains or losses on commodity derivatives, and the Trust therefore has increased exposure to oil and natural gas price volatility.

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

For the underlying properties for which Whiting is the designated operator,  it may enter into farm-out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. Whiting entered into three farm-out agreements with a third-party partner for certain underlying properties within the (i) Keystone South field located in Winkler County, Texas in April 2016, (ii) Signal Peak field located in Howard County, Texas in February 2017 and (iii) Flying W, SE field located in Winkler County, Texas in March 2017. Refer to “Abandonment, Sale and Farm-out of Underlying Properties” in Item 2 of this Annual Report on Form 10-K for additional information related to these farm-out agreements.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes.  The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, 16th Floor, Houston, Texas

77002, telephone number 512-236-6599, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2017 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whitingwhz.investorhq.businesswire.com.

On December 22, 2017, Congress passed the Tax Cuts and Jobs Act (the “TCJA”). The new legislation significantly changes the U.S. corporate tax law by, among other things, lowering the highest marginal U.S. federal income tax rate applicable to corporations from 35% to 21% beginning in January 2018 which rate applies to both ordinary income and capital gains. Additionally, the TCJA lowers the highest marginal U.S federal income tax rate applicable to ordinary income of individuals from 39% to 37%. The highest marginal U.S federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and also applicable to qualified dividends of individuals is 20%.

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

Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, as amended (the “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or other waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the Army Corps of Engineers (the “Corps”) or an analogous state or tribal agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The EPA issued a final rule in May 2015 to clarify the federal jurisdictional reach over waters of the United States. This rule was stayed nationwide by the U.S. Sixth Circuit Court of Appeals  while courts  consider whether the federal district or appellate courts had jurisdiction over challenges to the May 2015 rulemaking, In January 2017, the U.S. Supreme Court accepted review of the 2015 rule to determine whether jurisdiction rested with the federal district or appellate courts and in January 2018 the U.S. Supreme Court held that the federal district courts retained jurisdiction. This ruling effectively lifted the U.S. Sixth Circuit Court of Appeals nationwide stay of the rule. In June 2017, following the issuance of a presidential executive order to review the rule, the EPA and the Corps proposed a rulemaking to repeal the 2015 rule. The EPA and the Corps also announced their intent to issue a new rule defining the CWA’s jurisdiction. In January 2018 the EPA and Corps collectively released a final rule extending the effective date of the 2015 rule to 2020 while the agencies consider the issuance of a new rule. As a result, future implementation of the 2015 rule is uncertain at this time.

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

In December 2016, the EPA released a final report on the potential impacts of oil and gas fracturing activities on the quality and quantity of drinking water resources in the United States. In addition, in June 2016, the EPA issued a final rule promulgating pretreatment standards for the oil and gas extraction category which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works.  Unconventional oil and gas extraction facilities can send wastewater to a private wastewater treatment facility that can either discharge treated water or send it to a publicly-owned treatment works. The EPA is also conducting a study of private wastewater treatment facilities accepting oil and gas extraction wastewater. The EPA is collecting data and information regarding the extent to which these facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of the facilities, the environmental impacts of discharges and other information.

Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. In March 2015, the U.S. Department of the Interior released a final rule addressing (i) hydraulic fracturing on federal and Indian oil and natural gas leases to require validation of well integrity and strong cement barriers between the wellbore and water zones through which the wellbore passes, (ii) disclosure of chemicals used in hydraulic fracturing to the Bureau of Land Management, (iii) higher standards for interim storage of recovered waste fluids from hydraulic fracturing and (iv) measures to lower the risk of cross-well contamination with chemicals and fluids used in fracturing operations. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, in June 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. This rule was challenged in federal court and in June 2016, the Wyoming District Court hearing the case ruled that the Department of the Interior had exceeded its authority in issuing the rule.  In March 2017, Justice Department lawyers representing the Bureau of Land Management asked the Court of Appeals for the Tenth Circuit to stay the government’s previously filed appeal as the Trump Administration was planning to rescind the rules; and in July 2017, the Department of the Interior announced its proposal to rescind the rules, with the public comment period on the proposal closing in September 2017.  On December 29, 2017, the Department of the Interior issued a final rule rescinding the 2015 rule.

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

In October 2016, the EPA proposed revisions to the rule applicable to GHGs for PSD and Title V permitting requirements. On November 18, 2016, the EPA extended the public comment period for the rulemaking to December 16, 2016. The proposed rule, which would not expand federal GHG air permitting requirements, has not yet been finalized.

In accordance with President Obama’s Climate Action Plan, in August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels. States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court. The Court of Appeals for the D.C. Circuit heard oral arguments on the Clean Power Plan in September 2016, but has not yet issued a decision. On March 28, 2017, the Trump Administration issued an executive order directing the EPA to review the Clean Power Plan.  On the same day, the EPA filed a motion in the U.S. Court of Appeals for the D.C. Circuit requesting that the court hold the case in abeyance while the EPA conducts its review of the Clean Power Plan.  On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan.  The EPA also stated in the proposed rule that the agency has not determined the scope of any rule to regulate GHG emissions from existing electric generating units, but intends to issue an Advance Notice of Proposed Rulemaking “in the near future.” Several states have already announced their intention to challenge any repeal of the Clean Power Plan.  It is not yet clear what changes, if any, will result from the EPA’s proposal, whether or how the courts will rule on the legality of the Clean Power Plan, the EPA’s repeal of the rules, or any future replacement.

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

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2017 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2018 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

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

Substantial and extended declines in oil, natural gas and natural gas liquids prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price, or sustained periods of low prices, of oil, natural gas or natural gas liquids, will likely materially reduce, or completely eliminate, the amount of cash available for distribution to Trust unitholders.

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

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 13.3% for oil and 25.9% for gas between 2018 and 2021, assuming the level of developmental drilling and investments on the underlying properties as assumed in the year-end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. As of December 31, 2017, the percentage of remaining reserves expected to be produced during the term of the NPI was 43.4%.  The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest.

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

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the “standardized measure” value attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids. For example, the reserve estimates in the reserve report have been derived from NYMEX oil and gas prices of $51.34 per Bbl and $2.98 per MMBtu, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2017, pursuant to current SEC and FASB guidelines.

Financial returns to purchasers of Trust units will vary in part based on how quickly 11.79 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold, or (b) the sale of the net profits interest. The reserve report currently projects that 11.79 MMBOE will have been produced from the underlying properties prior to December 31, 2021. As basis for comparison, the estimated date when such amount would have been produced according to  the 2016 year-end reserve report was July 31, 2023. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after that date. If production attributable to the underlying properties is slower than estimated, then financial returns to purchasers of Trust units will be lower (assuming constant prices) because cash distributions attributable to such production will occur at a later date.

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

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depends upon, among other things, oil, natural gas and natural gas liquids production and the prices received and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. Refer to the risk factor entitled “Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affecting Whiting’s and other operators’ services.” for a discussion of the uncertainty involved in the regulation of hydraulic fracturing. Also, Whiting’s oil, natural gas liquids and natural gas production depends in large part on the proximity and capacity of pipeline systems and transportation facilities which are mostly owned by third parties. The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans. Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

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

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero around or shortly after the NPI termination date, which is currently estimated to be December 31, 2021 based on the reserve report as of December 31, 2017.

Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.

Whiting is currently designated as the operator of 65% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2017. However, for the 35% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

In addition, in June 2016 the EPA issued a final rule promulgating pretreatment standards for the oil and gas extraction category which addresses discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works. Unconventional oil and gas extraction facilities can send wastewater to a private wastewater treatment facility that can either discharge treated water or send it to a publicly-owned treatment works. The EPA is also conducting a study of private wastewater treatment facilities accepting oil and gas extraction wastewater. The EPA is collecting data and information regarding the extent to which these facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of the facilities, the environmental impacts of discharges and other information.

Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality. In March 2015, the U.S. Department of the Interior released a final rule addressing (i) hydraulic fracturing on federal and Indian oil and natural gas leases to require validation of well integrity and strong cement barriers between the wellbore and water zones through which the wellbore passes, (ii) disclosure of chemicals used in hydraulic fracturing to the Bureau of Land Management, (iii) higher standards for interim storage of recovered waste fluids from hydraulic fracturing and (iv) measures to lower the risk of cross-well contamination with chemicals and fluids used in fracturing operations. This rule was challenged in federal court and in June 2016, the Wyoming District Court hearing the case ruled that the Department of the Interior had exceeded its authority in issuing the rule.  In March 2017, Justice Department lawyers representing the Bureau of Land Management asked the Court of Appeals for the Tenth Circuit to stay the government’s previously filed appeal as the Trump Administration was planning to rescind the rules; and in July 2017, the Department of the Interior announced its proposal to rescind the rules, with the public comment period on the proposal closing in September 2017.  On December 29, 2017, the Department of the Interior issued a final rule rescinding the 2015 rule.

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

The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the years ended December 31, 2017 and 2016, the Trust received cash proceeds of $6.7 million and $1.9 million, respectively, from the net profits interest. Additionally, the Trustee must sell the NPI if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The sale of the NPI will result in the dissolution of the Trust and the net proceeds of any such sale will be distributed to the Trust unitholders.

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

In October 2016, EPA proposed revisions to the rule applicable to GHGs for PSD and Title V permitting requirements. On November 18, 2016, the EPA extended the public comment period for the rulemaking to December 16, 2016. The proposed rule, which would not expand federal GHG permitting requirements, has not yet been finalized.

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

In accordance with President Obama’s Climate Action Plan, in August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel-fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels. States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court. The Court of Appeals for the D.C. Circuit heard oral arguments on the Clean Power Plan in September 2016, but has not yet issued a decision. On March 28, 2017, the Trump Administration issued an executive order directing the EPA to review the Clean Power Plan.  On the same day, the EPA filed a motion in the U.S. Court of Appeals for the D.C. Circuit requesting that the court hold the case in abeyance while the EPA conducts its review of the Clean Power Plan.  On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan.  The EPA also stated in the proposed rule that the agency has not determined the scope of any rule to regulate GHG emissions from existing electric generating units, but intends to issue an Advance Notice of Proposed Rulemaking “in the near future.” Several states have already announced their intention to challenge any repeal of the Clean Power Plan.  It is not yet clear what changes, if any, will result from the EPA’s proposal, whether or how the courts will rule on the legality of the Clean Power Plan, the EPA’s repeal of the rules, or any future replacement.

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

Whiting operates approximately 65% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2017. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are located primarily in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,312 gross (376.7 net) producing oil and natural gas wells located in 47 predominately mature fields with established production profiles in 10 states. As of December 31, 2017, approximately 98.9% of estimated proved reserves attributable to the Trust were classified as proved developed producing reserves and 1.1% were classified as proved developed non-producing reserves. For the year ended December 31, 2017, the net production attributable to the underlying properties was 1,168 MBOE or 3,199 BOE/d. Whiting operates approximately 65% of the underlying properties based on the December 31, 2017 reserve report standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of at least 11.79 MMBOE (10.61 MMBOE at the 90% NPI) of production from the underlying properties.  As of December 31, 2017, on a cumulative accrual basis 7.95 MMBOE (75%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. The remaining minimum reserve balance of 2.66 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year-end 2017 reserve report. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 3.08 MMBOE as of December 31, 2017, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. However, the reserve report is based on the assumptions included therein. Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion of those assumptions and their inherent risks. The rate of future production cannot be predicted with certainty, and the Trust’s 10.61 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

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

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year-over-year rate of approximately 13.3% for oil and 25.9% for gas from 2018 through the estimated December 31, 2021 NPI termination date, assuming no additional developmental drilling or investments other than those assumed in the year-end reserve report. However, cash distributions, if any, to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if future development is delayed, reduced, or cancelled.

Reserves

As of December 31, 2017, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves and the standardized measure of discounted future net cash flows as of December 31,

2017 attributable to (i) the Trust based on the term of its NPI, and (ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(4)			Underlying Properties(5)
	(90% NPI through December 2021)(6)			(100% Full Economic Life)
	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves(1):
Developed	2,652	2,594	3,084	6,935	5,726	7,890
Undeveloped(2)	-	-	-	-	-	-
Total proved—December 31, 2017	2,652	2,594	3,084	6,935	5,726	7,890

Standardized measure(3)			$29,062			$51,181

____________

(1)

Oil and gas reserve quantities have been derived from NYMEX oil and gas prices of $51.34 per Bbl and $2.98 per MMBtu, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2017, pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of January 2018 were $63.66 per Bbl and $3.58 per MMBtu, respectively.

(2)

This table does not include any proved undeveloped reserve quantities as of December 31, 2017 primarily because the underlying properties consist of mature producing properties that are essentially fully developed. While technical studies have identified an insignificant number of drilling locations that could meet the criteria of proved undeveloped reserves, such locations are not reflected in the December 31, 2017 reserve report because no future capital has been committed for the development of such reserves on the underlying properties.

(3)

Standardized measure of discounted future net cash flows as of December 31, 2017. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.

(4)

The Trust’s estimated proved reserves as of December 31, 2017 on a 90% NPI basis were 3,084 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(5)

The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

(6)

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when minimum volumes of 10.61 MMBOE attributable to the NPI have been produced from the underlying properties and sold, or (b) the sale of the net profits interest. The December 31, 2017 reserve report projects that the underlying properties will produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest is not expected to contractually terminate until December 31, 2021, the December 31, 2017 reserve report includes 417 MBOE of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes. The reserve report as of December 31, 2016, however, projected that the underlying properties would produce the Trust’s minimum volumes by July 31, 2023, whereby the Trust would only be entitled to receive the minimum volumes of 10.61 MMBOE.

(7)	Oil includes natural gas liquids.

Proved reserves. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month within the most recent 12 months, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production and development expenditures required to produce the proved reserves as of December 31, 2017. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. Refer to “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2017 to December 31, 2017, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in Item 8 of this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2017, revisions to previous estimates increased proved reserves by a net amount of 279 MBOE. Included in these revisions were (i) 418 MBOE of upward adjustments caused by higher oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2017 compared to December 31, 2016 and (ii) 139 MBOE of net downward adjustments attributable to reservoir analysis. In addition, total extensions and discoveries of 138 MBOE in 2017 were attributable to successful drilling in the Keystone South field pursuant to a farm-out agreement.

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

CG&A is a Texas Registered Engineering Firm. Our primary contact at CG&A is Mr. W. Todd Brooker, President. Mr. Brooker is a State of Texas Licensed Professional Engineer. Refer to Appendix 1 and Exhibit 99 of this Annual Report on Form 10-K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Brooker.

Whiting’s Vice President of Reservoir Engineering and Acquisitions is responsible for overseeing the preparation of the reserves estimates. He has over 33 years of acquisition and reservoir engineering experience,  holds a Bachelor’s degree in Petroleum Engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.

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

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2017:

	Number of	Developed Acreage		Undeveloped Acreage		Total Acreage
Region	Fields	Gross	Net	Gross	Net	Gross	Net
Permian Basin	17	24,750	19,485	5,354	3,207	30,104	22,692
Rocky Mountains	14	25,543	10,394	-	-	25,543	10,394
Gulf Coast	8	10,412	3,968	470	153	10,882	4,121
Mid-Continent	8	2,616	1,448	80	72	2,696	1,520
Total	47	63,321	35,295	5,904	3,432	69,225	38,727

The following is a summary of the producing wells on the underlying properties as of December 31, 2017:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	283	254.6	953	91.5	1,236	346.1
Natural gas	31	26.2	45	4.4	76	30.6
Total	314	280.8	998	95.9	1,312	376.7

The following is a summary of the number of productive wells drilled on the underlying properties during the last three years. There were no dry wells drilled on the underlying properties during the years ended December 31, 2017,  2016 and 2015.  A productive well is an exploratory, development or extension well that is not a dry well. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or gas well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Developmental
Oil wells(1)	2	0.50	3	0.02	10	0.08
Natural gas wells	-	-	-	-	-	-
Exploratory(2)
Oil wells	1	0.25	-	-	-	-
Natural gas wells	-	-	-	-	-	-
Total	3	0.75	3	0.02	10	0.08

____________

(1)	During 2016, a unitization occurred in the Garland field which resulted in an additional nine gross (1.76 net) oil wells being added to the Trust that were previously drilled.
(2)

No exploratory wells were in process of being drilled as of December 31, 2017 and 2015. As of December 31, 2016, one exploratory well was in process of being drilled pursuant to a farm-out agreement in the Keystone South field, which resulted in a productive oil well in 2017.

As of December 31, 2017, no wells were in the process of being drilled or completed.

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2017	2016	2015
Net sales volumes:
Oil production (MBbl)(1)	964	1,002	1,113
Natural gas production (MMcf)	1,220	1,397	1,795
Total production (MBOE)	1,168	1,235	1,412
Average daily production (MBOE/d)	3.2	3.4	3.9
Garland field sales volumes(2):
Oil production (MBbl)(1)	152	154	165
Natural gas production (MMcf)	41	47	60
Total production (MBOE)	159	162	175
Keystone field sales volumes(2):
Oil production (MBbl)(1)	139	98	112
Natural gas production (MMcf)	310	289	435
Total production (MBOE)	190	146	184
Rangely field sales volumes(2):
Oil production (MBbl)(1)	149	162	164
Natural gas production (MMcf)	-	-	-
Total production (MBOE)	149	162	164
Average sales prices:
Oil (per Bbl)(1)	$44.35	$35.22	$41.01
Natural gas (per Mcf)	$3.26	$2.48	$2.94
Average production costs:
Production costs per BOE(3)	$26.12	$24.55	$25.63

____________

(1)	Oil includes natural gas liquids.
(2)

The Garland, Keystone and Rangely fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2017. The Garland and Rangely fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2016. The Garland field was the only field that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2015.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.5 million ($1.28/BOE), $1.4 million  ($1.15/BOE) and $1.6 million  ($1.10/BOE) for the years ended December 31, 2017,  2016 and 2015, respectively.

Certain of the Trust’s wells are included in eight  separate enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts. Aggregate production from such enhanced oil recovery fields averaged 1,072 BOE/d during 2017 or 34% of 2017 daily production from the underlying properties. For these areas, the operator needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Other than the underlying properties’ commitment of 11.79 MMBOE to the Trust pursuant to the terms of the NPI, neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. However, even this broad distribution may not provide protection against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2017, approximately 65% of these properties were operated by Whiting. Based on annual 2017 production attributable to the underlying properties, approximately 83% of production was crude oil and natural gas liquids and 17% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Permian Basin Region. The Permian Basin region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties consist of 17 fields of which Whiting operates wells in 12. The major fields in this region, include the Keystone South field that produces from the Clear Fork, Wolfcamp, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2017, the net production attributable to the underlying properties in the region was 538.5 MBOE or 1.5 MBOE/d.

Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 14 fields of which Whiting operates wells in four.  The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting-operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2017, the net production attributable to the underlying properties in the region was 496.0 MBOE or 1.3 MBOE/d.

Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four.  The major field in this region is the Whiting-operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2017, the net production attributable to the underlying properties in the region was 109.6 MBOE or 0.3 MBOE/d.

Mid-Continent Region. The underlying properties in the Mid-Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of eight fields of which Whiting operates wells in three.  The major field in this region is the Whiting-operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2017, the net production attributable to the underlying properties in the region was 23.6 MBOE or 0.1 MBOE/d.

Abandonment, Sale, and Farm-out of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate these properties if they were not burdened by the NPI. In addition, Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2017,  2016 and 2015, there were five gross wells in each period that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

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

No sales of oil and gas wells occurred during the year ended December 31, 2017. During 2016, Whiting completed the sale of three shut-in oil and gas wells (effective for all cost and sales proceeds, if any, beginning September 1, 2016) for a total purchase price of $65,000 ($58,500 to the 90% NPI). The divested properties were located within the Chester and Blair fields in Michigan and had no remaining proved reserves since these wells were being prepared for plugging and abandonment operations by Whiting. In addition, during 2015 Whiting completed the sale of certain producing oil and gas wells for a purchase price of $0.4 million ($0.3 million to the 90% NPI). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% NPI).

Farm-out agreements. For the underlying properties for which Whiting is the designated operator, it may enter into farm-out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust, Whiting Oil and Gas entered into three farm-out agreements with a third-party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm-out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017 (the “Signal Peak farm-out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm-out”).

These farm-out agreements provide the third-party partner with the option, but not the obligation, to drill one well in each of the leasehold sections or units, as the case may be, subject to the applicable farm-out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 75% working interest. As a result, the applicable underlying properties will consist of (i) 25% of the original working interest in these properties and (ii) an overriding royalty interest equal to the difference between 25% and the lease burdens of record. Upon completion of one well in each section or unit, as the case may be, pursuant to the terms of the applicable agreements, the partner has the option to drill (i) up to 15 additional wells under the Keystone South farm-out, (ii) up to 12 additional wells under the Signal Peak farm-out and (iii) one additional well under the Flying W farm-out. For each of these additional optional wells,  the partner is required to pay 85% of the drilling and well completion costs otherwise ascribed to the underlying properties for a 75% working interest. Given the Trust’s interest in the NPI, the Trust would be responsible for 13.5% of the underlying properties’ remaining drilling and well completion costs at the 90% NPI, subject to the average annual capital expenditure amount limitation as described in the “Computation of Net Proceeds” section in Item I of this Annual Report on Form 10-K.

The third-party partner commenced drilling operations under the Keystone South farm-out agreement in December 2016, and the first three wells were drilled and completed pursuant to the terms of the agreement during the year ended December 31, 2017, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The third-party partner has no obligation to drill and complete any additional wells. No drilling operations for additional wells have commenced under the Keystone South farm-out, and if no such additional drilling has begun on or before October 2, 2018 the agreement will terminate. In addition, the partner commenced drilling the first well under the Flying W farm-out during March 2018, however, the partner has no obligation to drill any additional wells. No drilling operations have occurred under the Signal Peak farm-out, and if no such drilling has commenced on or before June 1, 2018 the agreement will terminate.

Title to Properties

The underlying properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect Whiting’s rights to production and the value of production from the underlying properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and value of the reserves attributable to the underlying properties.

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

The high and low sales prices per unit, distributable income and distributable income per unit for each quarter in 2017 and 2016 were as follows:

	Price Per Unit		Distributable	Distributable
	High	Low	Income(1)	Income per Unit
Year Ended December 31, 2017
First quarter (January 1 through March 31)	$1.21	$0.90	$1,174	$0.063784
Second quarter (April 1 through June 30)	$1.30	$0.95	$2,679	$0.145591
Third quarter (July 1 through September 30)	$1.20	$0.98	$1,698	$0.092270
Fourth quarter (October 1 through December 31)	$1.25	$1.02	$263	$0.014316

Year Ended December 31, 2016
First quarter (January 1 through March 31)	$0.72	$0.10	$-	$-
Second quarter (April 1 through June 30)	$0.88	$0.04	$-	$-
Third quarter (July 1 through September 30)	$0.90	$0.62	$-	$-
Fourth quarter (October 1 through December 31)	$1.15	$0.70	$1,199	$0.065170

____________

(1)	Dollars in thousands.

At December 31, 2017, the 18,400,000 units outstanding were held by two unitholders of record.

Subsequent to year-end, on March 1, 2018, a distribution of $0.171231 per Trust unit was paid to the Trust unitholders of record on February 19, 2018. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $3.3 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $4,715 for Montana state income tax withholdings.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2017.

Item 6. Selected Financial Data

The following table sets forth selected data based on the Trust’s audited financial statements  for the periods presented (in thousands, except distributable income per unit and Trust units outstanding data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income from net profits interest	$6,727	$1,548	$10,161	$52,362	$54,485
Distributable income	$5,814	$1,199	$9,360	$51,389	$53,550
Distributable income per unit	$0.315961	$0.065170	$0.508693	$2.792906	$2.910335

	December 31,
	2017	2016	2015	2014	2013
Trust corpus	$17,812	$23,929	$30,966	$57,789	$144,990
Total assets at year-end	$18,189	$24,113	$31,245	$58,079	$145,211
Trust units outstanding	18,400,000	18,400,000	18,400,000	18,400,000	18,400,000

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2017. The 2017 NPI distributions are mainly affected, however, by October 2016 through September 2017 oil prices and September 2016 through August 2017 natural gas prices.

	2015				2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$48.57	$57.96	$46.44	$42.17	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29	$48.19	$55.39
Natural gas	$2.99	$2.61	$2.74	$2.17	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09	$2.89	$2.87

Lower oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If oil, NGL and natural gas prices decline or remain at current levels in future periods, the amount of net proceeds to which the Trust is entitled is likely to be significantly lower than the net proceeds the Trust has received and distributed to Trust unitholders prior to 2015 due to the sustained lower commodity price environment.  All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 (which hedging effects extended through the February 2015 distribution to unitholders) and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, as was the case for the November 2017 distribution.

Trust termination. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE to the 90% net profits interest) have been produced from the underlying properties and sold, which is estimated to be December 31, 2021 based on the Trust’s year-end 2017 reserve report, or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the years ended December 31, 2017 and 2016, the Trust received cash proceeds of $6.7 million and $1.9 million, respectively, from the net profits interest.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2017, on a cumulative accrual basis, 7.95 MMBOE (75%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve balance of 2.66 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year-end 2017 reserve report. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 3.08 MMBOE as of December 31, 2017, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. For additional discussion relating to the assumptions underlying the estimated date when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) will be produced and sold from the underlying properties,  refer to “Description of the Underlying Properties” in Item 2 of this Annual Report on Form 10-K.

For a discussion of material changes to proved reserves, refer to “Reserves” in Item 2 of this Annual Report on Form 10-K. Additionally, for a discussion of the need to use enhanced recovery techniques, refer to  “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10-K.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the reserve report of $9.0 million estimated to be spent over the remaining four years. No assurance can be given, however, that any such expenditures will be made, or if made, that they will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet the $9.0 million budgeted amount of capital expenditures over such time frame. With respect to the underlying properties, Whiting expects, but is not obligated, to implement the development strategies described below relative to each of the following regions. For fields in which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures in those areas. Please read “Risk factors — Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” Information relating to planned capital expenditures on fields for which Whiting is not the operator represent Whiting’s most recent understanding of the planned expenditures and activities of the operator thereof.

The following table summarizes the underlying properties’ planned capital expenditures per the reserve report for 2018 through the NPI termination date, which is currently estimated to be December 31, 2021:

	2018 - 2021 Planned Capital Expenditures(2)
	(in millions)	Gross Wells	Net Wells
Rocky Mountains Region:
Rangely field — CO2 and maintenance capital	$4.2	-	-
Garland field — maintenance capital	4.1	-	-
Total Rocky Mountains Region	$8.3	-	-
Permian Basin Region:
DEB field — recompletions	$0.7	1	1.0
Total Permian Basin Region	$0.7	1	1.0
Total(1)	$9.0	1	1.0

____________

(1)	The planned capital expenditures attributable to the Trust’s 90% net profits interest are $8.1 million.
(2)	The planned capital expenditures for each of the four remaining years of the NPI are below the annual capital expenditure limitation, which limitation became effective January 1, 2018.

Rocky Mountains Region.  The Rangely field, operated by Chevron Corporation, is located in Rio Blanco County, Colorado. This field was discovered in 1931 with development drilling commencing in 1943. The field is currently producing under the tertiary recovery process of CO2 injection. The underlying properties include a 4.6% working interest in the Rangely Weber Sand Unit. Capital is expended each year to purchase CO2 for injection in the field. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are $1.1 million for 2018 and then approximately $1.0 million per year for 2019 through the estimated termination of the NPI. Such capital costs are comprised mainly of CO2 purchases and plant and equipment expenditures. During 2017, Chevron Corporation advised Whiting of a mandatory compliance-driven inspection and maintenance project for the Rangely Weber Sand Unit, which commenced in June 2017 and was completed during July 2017. The cost of the project attributable to the underlying properties was $1.5 million ($1.4 million to the 90% NPI), the vast majority of which were capital expenditures. Whiting is not aware of any other development plans by Chevron at this time, however, Chevron may propose capital expenditures in the future.

Whiting owns a non-operated working interest in the Garland field located in Big Horn County, Wyoming, which produces from the Madison and Tensleep zones. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are $1.0 million per year through the estimated termination of the NPI. Although Whiting is not aware of any other development plans by this operator or other operators of the underlying properties in this region, these operators may propose additional capital expenditures in the future.

Additionally, although Whiting has not identified any future capital expenditures for the Whiting-operated fields in the Rocky Mountains region at this time, further study or offsetting drilling activity may result in capital expenditures in the future.

Permian Basin Region. Whiting operates the DEB field in Gaines County, Texas, which produces from the Wolfcamp zone. Whiting plans to recomplete one shut-in well in this field in 2018 in order to fully recover the remaining reserves. The capital expenditures necessary to perform this recompletion are estimated at approximately $0.7 million allocated to the underlying properties’ interest. Although Whiting has not identified future capital expenditures for any other operated fields in the Permian Basin at this time, further study or offsetting development activity may result in additional capital expenditures in the future. Additionally, although Whiting is not aware of any other development plans by other operators of the underlying properties in the Permian Basin, these operators may propose capital expenditures in the future.

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

Annual capital expenditure limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation beginning December 31, 2017. Therefore, the capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.0 million during the year ending December 31, 2018.

Farm-out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust (other than those capital expenditures already contemplated in the reserve report), Whiting Oil and Gas entered into three farm-out agreements with a third-party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm-out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017 (the “Signal Peak farm-out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm-out”).

These farm-out agreements provide the third-party partner with the option, but not the obligation, to drill one well in each of the leasehold sections or units, as the case may be, subject to the applicable farm-out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 75% working interest. As a result, the applicable underlying properties will consist of (i) 25% of the original working interest in these properties and (ii) an overriding royalty interest equal to the difference between 25% and the lease burdens of record. Upon completion of one well in each section or unit, as the case may be, pursuant to the terms of the applicable agreements, the partner has the option to drill (i) up to 15 additional wells under the Keystone South farm-out, (ii) up to 12 additional wells under the Signal Peak farm-out and (iii) one additional well under the Flying W farm-out. For each of these additional optional wells, the partner is required to pay 85% of the drilling and well completion costs otherwise ascribed to the underlying properties for a 75% working interest. Given the Trust’s interest in the NPI, the Trust would be responsible for 13.5% of the underlying properties’ remaining drilling and well completion costs at the 90% NPI, subject to the average annual capital expenditure amount limitation discussed above.

The third-party partner commenced drilling operations under the Keystone South farm-out agreement in December 2016, and the first three wells were drilled and completed pursuant to the terms of the agreement during the year ended December 31, 2017, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The third-party partner has no obligation to drill and complete any additional wells. No drilling operations for additional wells have commenced under the Keystone South farm-out, and if no such additional drilling has begun on or before October 2, 2018 the agreement will terminate. In addition, the partner commenced drilling the first well under the Flying W farm-out during March 2018, however, the partner has no obligation to drill any additional wells.  No drilling operations have occurred under the Signal Peak farm-out, and if no such drilling has commenced on or before June 1, 2018 the agreement will terminate.

Results of Trust Operations

The following is a summary of income from net profits interest and distributable income received by the Trust for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

Trust Results

	Year Ended December 31,
	2017		2016		2015
Sales volumes:
Oil from underlying properties (MBbl)(1)	965	(4)	1,028	(5)	1,125	(6)
Natural gas from underlying properties (MMcf)	1,220	(4)	1,522	(5)	1,875	(6)
Total production (MBOE)	1,168		1,282		1,437
Average sales prices:
Oil (per Bbl)(1)	$42.42		$33.75		$48.91
Effect of oil hedges on average price (per Bbl)(2)	-		-		0.88
Oil net of hedging (per Bbl)	$42.42		$33.75		$49.79
Natural gas (per Mcf)(3)	$3.18		$2.15		$3.20
Cost metrics:
Lease operating expenses (per BOE)	$26.19		$24.26		$29.14
Production tax rate (percent of total revenues)	4.8%		5.1%		5.1%
Revenues:
Oil sales(1)	$40,931	(4)	$34,706	(5)	$55,006	(6)
Natural gas sales	3,883	(4)	3,278	(5)	6,005	(6)
Total revenues	44,814		37,984		61,011
Costs:
Lease operating expenses	30,595		31,101		41,873
Production taxes	2,132		1,941		3,091
Development costs	4,613		3,222		5,746
Cash settlements on commodity derivatives(2)	-		-		(989)
Total costs	37,340		36,264		49,721
Net proceeds	7,474		1,720		11,290
Net profits percentage	90%		90%		90%
Income from net profits interest	6,727		1,548		10,161
Proceeds from sale of oil and gas properties	-		389		-
Provision for estimated Trust expenses	(900)		(728)		(790)
Montana state income tax withheld	(13)		(10)		(11)
Distributable income	$5,814		$1,199		$9,360

____________

(1)	Oil includes natural gas liquids.
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

(3)

The average sales price of natural gas for the gas production months within the year ended December 31, 2017 exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the years ended December 31, 2016 and 2015 are still “liquids rich”, such liquids content did not result in a premium to the NYMEX natural gas price due to depressed liquids prices during those periods.

(4)

Oil and gas sales volumes and related revenues for the year ended December 31, 2017 (consisting of Whiting’s February 2017,  May 2017,  August 2017,  and November 2017 distributions to the Trust) generally represent crude oil production from October 2016 through September 2017 and natural gas production from September 2016 through August 2017.

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

Comparison of Results of the Trust for the Years Ended December 31, 2017 and 2016

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

Revenues. Oil and natural gas revenues were $6.8 million (or 18%) higher in 2017  compared to 2016.  Sales revenue is a function of average commodity prices realized and oil and gas volumes sold.  The increase in revenue between periods was due to significantly higher realized oil and natural gas prices. The average sales price realized increased for crude oil and natural gas by 26% and 48%, respectively, between periods due to higher NYMEX oil and natural gas prices and improved price differentials.  Crude oil production volumes declined by 63 MBbls (or 6%) and natural gas volumes declined by 302 MMcf (or 20%) in 2017 compared to 2016.  The lower oil volumes between periods  were primarily related to normal field production decline and three wells that were shut-in for workovers, which declines were partially offset by two new wells that came online as a result of the Keystone South farm-out. The gas volume decrease was primarily related to (i) normal field production decline, (ii) gas being flared instead of produced from 14 wells in the Keystone South field due to a gas plant in Texas being shutdown for a portion of 2016 and 2017,  which gas plant came back online during August 2017, (iii) three wells that were shut in for workovers for a portion of 2017 and (iv) differences in timing associated with revenues received from non-operated properties. Based on the December 31, 2017 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 13.3% for oil and 25.9% for gas from 2018 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. LOE decreased  $0.5 million (or 2%) during the year ended December 31, 2017 compared to the same 2016 period primarily due to (i) $0.4 million of lower ad valorem taxes and (ii) a $0.1 million decline in oilfield goods and services. LOE on a per BOE basis, however, increased 8%  from $24.26 during 2016 to $26.19 for 2017. This higher LOE rate was mainly due to lower oil and natural gas production volumes and differences in timing associated with invoices received and paid for non-operated properties between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percent of revenues decreased 0.3% from 5.1% during 2016 to 4.8% during 2017 primarily due to certain wells within the Torchlight field in Wyoming being granted a “stripper well” production tax exemption, which reduced the tax rate for production volumes from these wells and resulted in receipt of a tax refund of $0.2 million in 2017 related to prior periods. Overall production taxes in 2017, however, increased $0.2 million (or 10%) as compared to 2016 primarily due to higher oil and natural gas sales revenue.

Development Costs. Development costs were $1.4 million (or 43%) higher in 2017 as compared to 2016. This increase was primarily related to (i) a  mandatory compliance-driven inspection and maintenance project for the Chevron Corporation operated Rangely Weber Sand Unit of $1.2 million, (ii) differences in timing associated with invoices received and paid between periods for non-operated properties in the Sand Tank field of $0.7 million and (iii) increased drilling and capital workover costs in the Keystone South, Flying W, Garland and DEB fields of $0.9 million. These higher expenditures were partially offset by reduced drilling and capital workover costs of $1.4 million between periods in the Torchlight, Rangely, North Vacuum and Cedar Hills and Keystone South fields.

Proceeds from Sale of Oil and Gas Properties. No sales of oil and gas properties occurred during the year ended December 31, 2017. During November 2015, Whiting completed the sale of certain producing oil and gas wells (effective for sales proceeds and costs beginning September 1, 2015) for a purchase price of $0.4 million ($0.3 million to the 90% NPI). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% NPI). Additionally, in September 2016, Whiting completed the sale of three shut-in oil and gas wells (effective for all cost and sales proceeds, if any, beginning September 1, 2016) for a total purchase price of $65,000 ($58,500 to the 90% NPI). The divested properties were located within the Chester and Blair fields in Michigan and had no remaining proved reserves since these wells were being prepared for plugging and abandonment operations by Whiting. The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016 and fourth quarter of 2016, respectively.

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

Revenues. Oil and natural gas revenues were $23.0 million (or 38%) lower in 2016 compared to 2015. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was due to significantly lower realized oil and natural gas prices, as well as lower oil and natural gas production volumes. The average sales price realized decreased for crude oil (before the effects of hedging) and natural gas by 31% and 33%, respectively, between periods due to lower NYMEX oil and natural gas prices. Crude oil production volumes declined by 97 MBbls (or 9%) and natural gas volumes declined by 353 MMcf (or 19%) in 2016 compared to 2015. The lower oil volumes between periods were primarily related to normal field production decline and three wells that were shut-in in late 2015. The gas volume decrease was primarily related to (i) normal field production decline, (ii) eight gas wells that were shut-in during 2016 and in latter 2015, (iii) gas being flared instead of produced from six wells in the Keystone South field due to a gas plant in Texas being shut down for a portion of 2016 and (iv) differences in timing associated with revenues received from non-operated properties. These lower oil and gas volumes were partially offset by four workover wells and one recompleted well, all of which came back online during 2016 and in latter 2015.

Lease Operating Expenses. LOE decreased $10.8 million (or 26%) during the year ended December 31, 2016 compared to the same 2015 period primarily due to (i) a $6.9 million decrease in oilfield goods and services, (ii) a $2.4 million decline in ad valorem taxes and (iii) lower labor and other operating costs on Whiting-operated properties of $1.5 million. LOE on a per BOE basis declined 17%  from $29.14 during 2015 to $24.26 for 2016. This lower LOE rate was mainly due to the decrease in ad valorem taxes and cost reduction measures implemented by Whiting and other operators, and the general downturn in the oil and gas industry, which resulted in declining costs for oilfield goods and services.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and production taxes as a percent of revenues remained relatively consistent at 5.1% during 2016 and 2015. Overall production taxes in 2016, however, decreased $1.2 million (or 37%) as compared to 2015 due to lower oil and natural gas sales revenue.

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

Proceeds from Sale of Oil and Gas Properties. During November 2015, Whiting completed the sale of certain producing oil and gas wells (effective for sales proceeds and costs beginning September 1, 2015) for a purchase price of $0.4 million ($0.3 million to the 90% NPI). The divested properties included nine wells located within Cooks Peak field in North Dakota, which had proved reserves of 18.14 MBOE (16.32 MBOE to the 90% NPI). Additionally, in September 2016, Whiting completed the sale of three shut-in oil and gas wells (effective for all cost and sales proceeds, if any, beginning September 1, 2016) for a total purchase price of $65,000 ($58,500 to the 90% NPI). The divested properties were located within the Chester and Blair fields in Michigan and had no remaining proved reserves since these wells were being prepared for plugging and abandonment operations by Whiting. The sales proceeds attributable to the NPI were included in the calculation of net cash proceeds available for distribution during the first quarter of 2016 and fourth quarter of 2016, respectively. There were no such sales affecting the year ended December 31, 2015.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during 2016 and the fourth quarter of 2017), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of February 28, 2018, the Trust had cash reserves of $0.4 million for the payment of its administrative expenses.

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

Reserve for Expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the years ended December 31, 2017, 2016 and 2015. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the year ended December 31, 2017, Whiting incurred $0.7 million of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2017 to make future payments during the specified time periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years(4)
Delaware Trustee fees(1)	$15	$4	$7	$4
Trustee administrative service fees(2)	764	184	382	198
Whiting administrative service fees(3)	800	200	400	200
Total	$1,579	$388	$789	$402

____________

(1)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.
(2)

Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Trustee an annual administrative fee of $175,000 which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year.

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

(4)

The “3-5 years” period represents obligations through the December 2021 estimated Trust termination date, based on the Trust’s 2017 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2017 applicable to the Trust or its financial statements.

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

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust and its results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC, as specified by FASB ASC Topic 932, Extractive Activities – Oil and Gas: Financial Statements of Royalty Trusts. For additional information regarding the Trust’s basis of accounting, refer to Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset and source of income to the Trust is the NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that Whiting can economically produce. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts, all of which terminated as of December 31, 2014, to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. No additional hedges are allowed to be placed on Trust assets, and, therefore, there are no further cash settlements on commodity hedges for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility. The Trust cannot enter into derivative contracts for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Whiting USA Trust II and

The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Whiting USA Trust II, (“the Trust”) as of December 31, 2017 and 2016, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2017 and 2016, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2017,  in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Austin, Texas

March 22, 2018

We have served as the Trust’s auditor since 2011.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2017	2016
ASSETS
Cash and short-term investments	$377	$184
Investment in net profits interest, net	17,812	23,929
Total assets	$18,189	$24,113
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$377	$184
Trust corpus (18,400,000 Trust units issued and outstanding as of December 31, 2017 and December 31, 2016)	17,812	23,929
Total liabilities and Trust corpus	$18,189	$24,113

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2017	2016	2015
Income from net profits interest	$6,727	$1,548	$10,161
General and administrative expenses	(707)	(823)	(801)
Proceeds from sale of oil and gas properties	-	389	-
Cash reserves used (withheld) for current Trust expenses	(193)	95	11
State income tax withholding	(13)	(10)	(11)
Distributable income	$5,814	$1,199	$9,360
Distributable income per unit	$0.315961	$0.065170	$0.508693

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Trust corpus, beginning of period	$23,929	$30,966	$57,789
Distributable income	5,814	1,199	9,360
Distributions to unitholders	(5,814)	(1,199)	(9,360)
Impairment of investment in net profits interest	-	-	(15,808)
Amortization of investment in net profits interest	(6,117)	(7,037)	(11,015)
Trust corpus, end of period	$17,812	$23,929	$30,966

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%-owned subsidiary of Whiting, to the Trust. The NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2017, these oil and gas properties included interests in approximately 1,312 gross (376.7 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest. Once the Trust winds up its affairs and terminates, it will pay no further distributions. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the years ended December 31, 2017 and 2016, the Trust received cash proceeds of $6.7 million and $1.9 million, respectively, from the net profits interest.

As of December 31, 2017, on a cumulative accrual basis, 7.95 MMBOE (75%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. The portion of Trust reserves divested through December 31, 2017 includes 0.02 MMBOE of proved reserves from certain producing oil and gas wells located within the Cooks Peak field in North Dakota that were sold for a purchase price of $0.4 million ($0.3 million to the 90% NPI) during the first quarter of 2016. Additionally, Whiting divested three shut-in oil and gas wells located within the Chester and Blair fields in Michigan for a purchase price of $65,000 ($58,500 to the 90% NPI)  during the fourth quarter of 2016. However, these divested properties had no remaining proved reserves since these wells were being prepared for plugging and abandonment operations by Whiting. The remaining minimum reserve balance of 2.66 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year-end 2017 reserve report.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Term Net Profits Interest —  The Trust uses the modified cash basis of accounting to report Trust receipts from the NPI and payments of expenses incurred. Actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; payments made by Whiting to the hedge counterparty upon settlements of hedge contracts; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million; exceed hedge payments received by Whiting under hedge contracts and other non-production revenue) of the underlying properties multiplied by 90% (NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices, subject to adjustment for the recovery of accumulated net losses funded by Whiting and accrued interest.

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

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Plains Marketing, LP	17%	16%	15%
Chevron USA	15%	15%	15%
Merit Management Partners I, LP (previously Marathon Oil Corporation)	14%	9%	14%
Phillips 66 Company	11%	11%	11%

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2017 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012),  which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest was  $13.2 million and  $7.0 million as of December 31, 2017 and 2016, respectively.

4.  INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows:

	Year Ended December 31,
	2017		2016		2015
Revenues:
Oil sales(1)	$40,931	(3)	$34,706	(4)	$55,006	(5)
Natural gas sales	3,883	(3)	3,278	(4)	6,005	(5)
Total revenues	44,814		37,984		61,011
Costs:
Lease operating expenses	30,595		31,101		41,873
Production taxes	2,132		1,941		3,091
Development costs	4,613		3,222		5,746
Cash settlements on commodity derivatives(2)	-		-		(989)
Total costs	37,340		36,264		49,721
Net proceeds	7,474		1,720		11,290
Net profits percentage	90%		90%		90%
Income from net profits interest	$6,727		$1,548		$10,161

____________

(1)	Oil includes natural gas liquids.
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

(3)

Oil and gas sales volumes and related revenues for the year ended December 31, 2017 (consisting of Whiting’s February 2017, May 2017,  August 2017 and November 2017 distributions to the Trust) generally represent crude oil production from October 2016 through September 2017 and natural gas production from September 2016 through August 2017.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $12,828, $10,169 and $11,183 related to Montana state income taxes for the years ended December 31, 2017, 2016 and 2015, respectively. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

There were no distributions to the Trust unitholders during the first three quarters of 2016 primarily due to the net profits interest generating net losses or limited net proceeds as a result of lower oil and natural gas prices during those quarterly payment periods. The NPI generated net losses of $1.2 million during the second quarter of 2016, which net losses were funded by Whiting at the time they were incurred. All accumulated net losses, plus accrued interest, were recovered by Whiting in full during the third quarter of 2016. There were no accumulated net losses funded or recovered by Whiting during the years ended December 31, 2017 and 2015.

The following table presents the net profits interest accumulated net losses for the years ended December 31,  2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accumulated net losses, beginning of period	$-	$-	$-
Net losses funded by Whiting	-	(1,201)	-
Accumulated net losses recovered by Whiting(1)	-	1,201	-
Accumulated net losses, end of period(1)	$-	$-	$-

____________

(1)

The $1.2 million of accumulated net losses together with the accrued interest of $657 were recovered by Whiting in full during the third quarter of 2016, which interest is included in general and administrative expenses in the 2016 statement of distributable income.

7.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the years ended December 31, 2017,  2016 and 2015, Whiting incurred $0.7 million,  $0.6 million and $0.1 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands, except monthly amounts per well):

	Year Ended December 31,
	2017	2016	2015
Total overhead charges (in thousands)	$1,403	$1,561	$1,694
Overhead charge per month per active operated well	$372	$409	$437

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2017, 2016 and 2015 includes $200,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2017 services is $179,375, which was paid in four quarterly installments and billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2017, 2016 and 2015 include $178,281,  $175,000,  $175,000, respectively, for administrative fees paid to the Trustee.

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

Lending to the Trust —The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short term investments with the funds distributed to the Trust. As of December 31, 2017 and 2016, the Trust had no borrowings outstanding.

8.  SUBSEQUENT EVENTS

On March 1, 2018, a distribution of $0.171231 per Trust unit was paid to Trust unitholders of record on February 19, 2018. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $3.3 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $4,715 for Montana state income tax withholdings.

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

As of December 31, 2017, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are maintained.

The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the years ended December 31, 2015,  2016 and 2017:

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBOE)
Balance — January 1, 2015(1)	5,352	7,463	6,596
Revisions to previous estimates	(270)	(1,333)	(493)
Extensions and discoveries	8	-	8
Divestitures	(15)	(10)	(16)
Production	(1,002)	(1,615)	(1,271)
Balance — December 31, 2015(1)(2)	4,073	4,505	4,824
Revisions to previous estimates	82	(484)	2
Extensions and discoveries	4	-	4
Divestitures	-	-	-
Production	(902)	(1,257)	(1,112)
Balance — December 31, 2016(1)(2)	3,257	2,764	3,718
Revisions to previous estimates	147	797	279
Extensions and discoveries	116	131	138
Divestitures	-	-	-
Production	(868)	(1,098)	(1,051)
Balance — December 31, 2017(1)(2)	2,652	2,594	3,084
Proved developed reserves:
December 31, 2014	5,337	7,463	6,581
December 31, 2015	4,073	4,505	4,824
December 31, 2016	3,257	2,764	3,718
December 31, 2017	2,652	2,594	3,084
Proved undeveloped reserves:
December 31, 2014	15	-	15
December 31, 2015	-	-	-
December 31, 2016	-	-	-
December 31, 2017	-	-	-

____________

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2015, December 31, 2015,  2016 and 2017 were 13.4 MMBOE, 8.9 MMBOE, 7.4 MMBOE and 7.9 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

(2)

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021 or (2) the time when the Trust’s minimum volumes of 10.61 MMBOE have been produced and sold from the underlying properties, or (b) the sale of the net profits interest. The December 31, 2017 reserve report projects that the underlying properties will produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest is not expected to contractually terminate until December 31, 2021, the December 31, 2017 reserve report includes 417 MBOE of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes. The December 31, 2016 and 2015  reserve reports, however, projected that the underlying properties would produce the Trust’s minimum volumes by July 31, 2023 and June 30, 2022, respectively, whereby the Trust would only be entitled to receive the minimum volumes of 10.61 MMBOE.

Notable changes in proved reserves for the year ended December 31, 2017 included:

•

Revisions to previous estimates. In 2017,  revisions to previous estimates increased proved reserves by a net amount of 279 MBOE. Included in these revisions were (i) 418 MBOE of upward adjustments caused by higher oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2017 compared to December 31, 2016 and (ii) 139 MBOE of net downward adjustments attributable to reservoir analysis.

•	Extensions and discoveries. In 2017, total extensions and discoveries of 138 MBOE were attributable to successful drilling in the Keystone South field pursuant to a farm-out agreement.

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

The standardized measure relating to proved oil and gas reserves attributable to the Trust is as follows (in thousands):

	December 31,
	2017	2016	2015
Future cash inflows	$127,724	$118,743	$184,764
Future production costs	(85,623)	(80,734)	(117,049)
Future development costs	(8,090)	(11,085)	(15,414)
Future net cash flows	34,011	26,924	52,301
10% annual discount for estimated timing of cash flows	(4,949)	(5,945)	(11,266)
Standardized measure of discounted future net cash flows(1)	$29,062	$20,979	$41,035

____________

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in the standardized measure relating to proved oil and gas reserves attributable to the Trust are as follows (in thousands):

	December 31,
	2017	2016	2015
Beginning of year	$20,979	$41,035	$168,199
Sale of oil and gas produced, net of production costs	(11,503)	(4,517)	(9,542)
Sale of minerals in place	-	-	(481)
Net changes in prices and production costs	9,512	(23,820)	(127,291)
Extensions and discoveries less related costs	1,803	37	91
Previously estimated development costs incurred during the period	1,747	2,601	4,785
Changes in estimated future development costs	782	1,521	3,267
Revisions of previous quantity estimates	3,644	18	(14,813)
Accretion of discount	2,098	4,104	16,820
End of year	$29,062	$20,979	$41,035

Future cash inflows included in the standardized measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) as follows:

	December 31,

	2017	2016	2015
Oil (per Bbl)	$45.07	$34.47	$42.57
Gas (per Mcf)	$3.16	$2.34	$2.53

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2017
Income from net profits interest	$1,476	$2,934	$1,901	$416	$6,727
Distributable income	$1,174	$2,679	$1,698	$263	$5,814
Distributions per unit	$0.063784	$0.145591	$0.092270	$0.014316	$0.315961

Year Ended December 31, 2016
Income (loss) from net profits interest	$(92)	$(1,198)	$1,445	$1,393	$1,548
Distributable income	$-	$-	$-	$1,199	$1,199
Distributions per unit	$-	$-	$-	$0.065170	$0.065170

____________

(1)	Dollars in thousands, except distributions per unit.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (a) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (b) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. Refer to the risk factors entitled “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operations.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2017,  there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework  (2013), the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. Based solely on a review of these reports and any such reports furnished to the Trustee, the Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2017.

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

Item 11. Executive Compensation

During the year ended December 31, 2017, the Trustee received administrative fees from the Trust in the amount of $178,281. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

Letter of Credit

In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if  the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to the unitholders until all such amounts including interest therein, if applicable, have been repaid by the Trust.

Plugging and Abandonment

During the year ended December 31, 2017, Whiting incurred $0.7 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2017, the Trust’s portion of the monthly charge totaled $1.4 million and averaged $372 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2017 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2017 services is $179,375, which was paid in four quarterly installments and billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2017 include $178,281 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accounting Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2018. During fiscal 2017, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2017 and 2016 by Deloitte:

	2017	2016
Audit fees(1)	$185,000	$185,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$185,000	$185,000

____________

(1)	Fees for audit services in 2017 and 2016 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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
99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated January 9, 2018 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 22, 2018 (File No. 001-35459)].

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

March 22, 2018

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

January 9, 2018

The Bank of New York Mellon Trust Company, N.A.

 As Trustee of Whiting USA Trust II

601 Travis Street,  16th Floor

Houston, Texas 77002

Re:	Evaluation Summary – SEC Price
Whiting USA Trust II Underlying Properties
Total Proved Reserves
Certain Properties Located in Various States
As of December 31, 2017

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue

Gentlemen:

We are submitting our estimates of total proved reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust II.  These oil and gas properties are located in Arkansas, Colorado, Michigan, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas,  and Wyoming and this report has been prepared for the Trustee of Whiting USA Trust II based on its request.  Included in the tables below are the total proved reserves attributable to (i) the same underlying properties through their full economic life and (ii) the same underlying properties but only the reserves estimated to be produced by December 31, 2021, which is the estimated termination date for Whiting USA Trust II.  This report, completed January 9, 2018 was prepared for the purpose of public disclosure by Whiting in filings made with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements set forth in SEC regulations, and it includes results for an SEC pricing scenario accordingly.  It covers 100% of the total proved reserves estimated for Whiting USA Trust II.  The results of this evaluation are presented in the two tables immediately below as follows:

Underlying Properties Full Economic Life
		Proved	Proved	Proved
		Developed	Developed	Developed	Total
Net Reserves		Producing	Shut-In	Behind Pipe	Proved
Oil	- Mbbl	6,297.2	0.0	355.3	6,652.5
Gas	- MMcf	4,830.7	0.0	895.3	5,726.0
NGL	- Mbbl	282.7	0.0	0.0	282.7
Equivalent*	- Mbbl	7,385.0	0.0	504.5	7,889.5
Revenue
Oil	- M$	288,830.0	0.0	17,597.3	306,427.3
Gas	- M$	14,835.3	0.0	3,427.5	18,262.9
NGL	- M$	8,946.0	0.0	0.0	8,946.0
Severance Taxes	- M$	16,563.8	0.0	1,066.5	17,630.4
Ad Valorem Taxes	- M$	11,175.5	0.0	260.7	11,436.2
Operating Expenses	- M$	197,110.2	0.0	8,321.9	205,432.1
Investments	- M$	15,328.8	0.0	1,847.5	17,176.2
Net Operating Income	- M$	72,433.1	0.0	9,528.3	81,961.4
Discounted @ 10%	- M$	46,961.5	0.0	4,219.7	51,181.2

Underlying Properties Reserves Estimated to be Produced by December 31, 2021
		Proved	Proved	Proved
		Developed	Developed	Developed	Total
Net Reserves		Producing	Shut-In	Behind Pipe	Proved
Oil	- Mbbl	2,783.1	0.0	36.4	2,819.5
Gas	- MMcf	2,882.7	0.0	0.0	2,882.7
NGL	- Mbbl	126.8	0.0	0.0	126.8
Equivalent*	- Mbbl	3,390.4	0.0	36.4	3,426.8
Revenue
Oil	- M$	127,055.0	0.0	1,804.8	128,859.8
Gas	- M$	9,114.8	0.0	0.0	9,114.8
NGL	- M$	3,940.4	0.0	0.0	3,940.4
Severance Taxes	- M$	7,589.6	0.0	83.0	7,672.7
Ad Valorem Taxes	- M$	5,402.2	0.0	31.3	5,433.5
Operating Expenses	- M$	81,045.6	0.0	984.7	82,030.3
Investments	- M$	8,334.7	0.0	654.0	8,988.7
Net Operating Income	- M$	37,738.0	0.0	51.7	37,789.7
Discounted @ 10%	- M$	32,336.0	0.0	-44.9	32,291.1

*Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The discounted cash flow value shown in the previous two tables should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

In accordance with SEC guidelines, hydrocarbon prices used in the preparation of this report have been determined as an unweighted arithmetic average of the first-day-of-the-month price for each month of 2017, unless prices were otherwise defined by contractual arrangements.  Accordingly, NYMEX Oil and Henry Hub Gas prices of $51.34 per bbl and $2.98 per MMBtu, respectively, were used as of December 31, 2017.  Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario.  The average adjusted prices used in the estimation of proved reserves for the underlying properties full economic life were $46.06 per bbl of oil, $31.65 per bbl of natural gas liquids and $3.19 per mcf of natural gas.  For the proved reserves of the underlying properties estimated to be produced by December 31, 2021, the average adjusted prices were $45.70 per bbl of oil, $31.08 per bbl of natural gas liquids and $3.16 per mcf of natural gas.

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

President

Cawley, Gillespie & Associates

Texas Registered Engineering Firm F-693

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

Cawley, Gillespie & Associates, Inc.	Appendix Page 1

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
www.cgaus.com

Professional Qualifications of W. Todd Brooker, P.E.

President of Cawley, Gillespie & Associates

Mr. Brooker has been a Petroleum Consultant for Cawley, Gillespie & Associates (CG&A) since 1992, and became President in 2017.  His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures.  Prior to CG&A he worked in Gulf of Mexico drilling and production engineering at Chevron USA.  Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering.  He is a registered professional engineer in Texas, No. 83462, and a member of the Society of Petroleum Engineers (SPE).