Form 10-Q
period 2018-03-31
Whiting USA Trust II
filed 2018-05-11
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 11, 2018,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Glossary of Certain Definitions	1

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“ASC” Accounting Standards Codification.

“average annual capital expenditure amount” The quotient of (a) the sum of (i) the capital expenditures and (ii) the amounts reserved for approved capital expenditure projects, in each case attributable to the three years ended December 31, 2017, divided by (b) three. Such amount will be increased annually by 2.5% which began on December 31, 2017.

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

“May 2018 distribution” The cash distribution to Trust unitholders of record on May 20, 2018 (which results in an effective record date of May 18, 2018 due to the 20th of May falling on a non-trading day) to be paid on or before May 30, 2018.

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and short-term investments	$235	$377
Investment in net profits interest, net	16,367	17,812
Total assets	$16,602	$18,189
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$235	$377
Trust corpus (18,400,000 Trust units issued and outstanding as of March 31, 2018 and December 31, 2017)	16,367	17,812
Total liabilities and Trust corpus	$16,602	$18,189

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended
	March 31,
	2018	2017
Income from net profits interest	$3,305	$1,476
General and administrative expenses	(292)	(201)
Cash reserves used (withheld) for current Trust expenses	142	(99)
State income tax withholding	(4)	(2)
Distributable income	$3,151	$1,174
Distributable income per unit	$0.171231	$0.063784

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Trust corpus, beginning of period	$17,812	$23,929
Distributable income	3,151	1,174
Distributions to unitholders	(3,151)	(1,174)
Amortization of investment in net profits interest	(1,445)	(1,650)
Trust corpus, end of period	$16,367	$22,279

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

As of March 31, 2018, on a cumulative accrual basis, 8.21 MMBOE (77%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2017.  Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 3.08 MMBOE as of December 31, 2017, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2017 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2017.

2.  BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited condensed financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. In the opinion of the Trustee, the accompanying financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly, in all material respects, the results of the Trust for the interim periods presented. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The condensed modified cash basis financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Trust’s financial statements and related notes included in the Trust’s 2017 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2018 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of March 31, 2018 and December 31, 2017 was $14.6 million and $13.2 million, respectively.

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

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. There were no accumulated net losses funded or recovered by Whiting during the three months ended March 31, 2018 and 2017.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three months ended March 31, 2018, Whiting incurred $0.8 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2018 and 2017 (dollars in thousands, except monthly amounts per well):

	Three Months Ended
	March 31,
	2018	2017
Total overhead charges (in thousands)	$328	$340
Overhead charge per month per active operated well	$349	$356

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2018 and 2017 include $50,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2018 and 2017 services is $183,859 and $179,375, respectively. Accordingly, the escalated quarterly administrative fee of $45,965 will be paid by the Trust beginning in the second quarter of 2018. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2018 and 2017 include $44,844 and $43,750, respectively, for quarterly administrative fees paid to the Trustee.

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

Lending to the Trust  — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of March 31, 2018 and December 31, 2017, the Trust had no borrowings outstanding.

7.  SUBSEQUENT EVENT

On May 8, 2018, the Trustee announced the Trust’s distribution of net profits for the first quarterly payment period in 2018. Unitholders of record on May 20, 2018 (which results in an effective record date of May 18, 2018 due to the 20th of May falling on a non-trading day) are expected to receive a distribution of $0.285007 per Trust unit, which is payable on or before May 30, 2018. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $5.4 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $3,387 for Montana state income tax withholdings.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2017 Annual Report on Form 10‑K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;
•	uncertainty of estimates of oil and natural gas reserves and production;
•	risks incident to the operation and drilling of oil and natural gas wells;
•	future production and development costs, which include capital expenditures;
•	the inability to access oil and natural gas markets due to market conditions or operational impediments;
•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
•	the effect of existing and future laws and regulatory actions;
•	competition from others in the energy industry;
•	inflation or deflation; and
•	other risks described under the caption “Risk Factors” in the Trust’s 2017 Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2018. The February 2018 distribution was mainly affected by October 2017 through December 2017 oil prices and September 2017 through November 2017 natural gas prices.

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29	$48.19	$55.39	$62.89
Natural gas	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09	$2.89	$2.87	$3.13

Lower oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If oil, NGL, and natural gas prices decline or remain at current levels in future periods, the amount of net proceeds to which the Trust is entitled is likely to be significantly lower than the net proceeds the Trust received and distributed to Trust unitholders prior to 2015 due to the sustained lower commodity price environment. All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, as was the case for the fourth quarter of 2017.

Trust Termination. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE to the 90% net profits interest) have been produced from the underlying properties and sold, which is estimated to be December 31, 2021 based on the Trust’s year-end 2017 reserve report or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of March 31, 2018 on a cumulative accrual basis, 8.21 MMBOE (77%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 271 MBOE, which is 90% of 302 MBOE, are included as gross proceeds in the Trust’s May 2018 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2017. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 3.08 MMBOE as of December 31, 2017, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2017 Annual Report on Form 10-K includes additional information on the Trust’s reserves, including the underlying assumptions, as of December 31, 2017.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2017 reserve report of $9.0 million estimated to be spent between January 1, 2018 and December 31, 2021, the estimated termination date of the NPI. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $9.0 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2018  distribution (in thousands):

2018
Capital
Region	Expenditures
Rocky Mountains	$664
Permian Basin	259
Gulf Coast	20
Mid-Continent	27
Total	$970

Annual capital expenditure limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation. Therefore, the capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.0 million during the year ending December 31, 2018.

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, whereby the partner earned a  75% working interest in each of the underlying properties’ respective leasehold sections.  The third-party partner plans to commence drilling the fourth well under the Keystone South farm-out during the second quarter of 2018. However, the partner has no obligation to drill and complete the fourth well or any additional wells, and if no such additional drilling has begun on or before October 2, 2018, the agreement will terminate. In addition, the partner commenced drilling the first well under the Flying W farm-out during the first quarter of 2018, which well is expected to be completed during the second quarter of 2018. No drilling operations have occurred under the Signal Peak farm-out, and if no such drilling has commenced on or before June 1, 2018 the agreement will terminate.

Results of Trust Operations

Comparison of Results of the Trust for the Three Months Ended March 31, 2018 and 2017

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	March 31,
	2018		2017
Sales volumes:
Oil from underlying properties (Bbl)(1)	246,782	(3)	247,126	(4)
Natural gas from underlying properties (Mcf)	333,921	(3)	352,462	(4)
Total production (BOE)	302,436		305,870
Average sales prices:
Oil (per Bbl)(1)	$48.90		$40.76
Natural gas (per Mcf)(2)	$3.38		$2.93
Cost metrics:
Lease operating expenses (per BOE)	$25.94		$27.26
Production tax rate (percent of total revenues)	5.4%		5.3%
Revenues:
Oil sales(1)	$12,067	(3)	$10,073	(4)
Natural gas sales	1,129	(3)	1,033	(4)
Total revenues	13,196		11,106
Costs:
Lease operating expenses	7,845		8,337
Production taxes	709		590
Development costs	970		539
Total costs	9,524		9,466
Net proceeds	3,672		1,640
Net profits percentage	90%		90%
Income from net profits interest	3,305		1,476
Provision for estimated Trust expenses	(150)		(300)
Montana state income tax withheld	(4)		(2)
Distributable income	$3,151		$1,174

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the three months ended March 31, 2018 and 2017 exceeded the average NYMEX gas prices for those same months within the respective periods due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties.

(3)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2018 (consisting of Whiting’s February 2018 distribution to the Trust) generally represent crude oil production from October 2017 through December 2017 and natural gas production from September 2017 through November 2017.

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

Revenues. Oil and natural gas revenues increased $2.1 million (or 19%) during the three months ended March 31, 2018 as compared to the same 2017 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices, partially offset by lower oil and natural gas production volumes. The average sales price realized for crude oil and natural gas increased by 20% and 15%, respectively, between periods as a result of higher NYMEX oil and natural gas prices and improved oil and gas differentials. Crude oil production volumes remained relatively consistent between periods and natural gas volumes declined by 19 MMcf (or 5%) in the first quarter of 2018 compared to the same period in 2017. The slight oil volumes decrease between periods was primarily related to normal field production decline, which declines were largely offset by two new wells that came online as a result of the Keystone South farm-out. The lower gas volumes between periods were primarily due to (i) gas being flared instead of produced from one unit in the Lake Como field as the result of a gas plant in Mississippi being shutdown during the first quarter of 2018 and (ii) two wells that were shut-in during the first quarter of 2018. These gas volume decreases between periods were partially offset by gas production from the new Keystone South farm-out wells. Based on the December 31, 2017 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 13.3% for oil and 25.9% for gas from 2018 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses decreased $0.5 million (or 6%) during the first quarter of 2018 compared to the same 2017 period primarily due to (i) a $0.5 million decline in oilfield goods and services and (ii) $0.1 million of lower labor and other operating costs on Whiting-operated properties, which decreases were partially offset by higher ad valorem taxes of $0.1 million between periods. Additionally, LOE on a per BOE basis decreased 5% from $27.26 during the three months ended March 31, 2017 to $25.94 for the same period in 2018 mainly due to lower overall LOE between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues, and this percentage remained relatively consistent for the three months ended March 31, 2018 and 2017 at 5.4% and 5.3%, respectively. Overall production taxes for the first quarter of 2018 increased $0.1 million (or 20%) as compared to the same 2017 period primarily due to higher oil and natural gas sales revenue between periods.

Development Costs. Development costs for the three months ended March 31, 2018 were $0.4 million (or 80%) higher as compared to the same 2017 period. This increase was primarily related to drilling and capital workover activity in the Rangely and Keystone South fields of $0.5 million. These higher expenditures were partially offset, however, by $0.1 million of timing differences associated with invoices received and paid between periods for non-operated properties in the Sand Tank field.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the fourth quarter of 2017), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of April 30, 2018, the Trust had cash reserves of $0.1 million and a provision for estimated Trust expenses of $0.2 million from the May 2018 distribution for the payment of its administrative expenses.

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

Reserve for Expenditures.  Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three months ended March 31, 2018 and 2017. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2018, Whiting incurred $0.8 million of plugging and abandonment costs on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On May 8, 2018, the Trustee announced the Trust’s distribution of net profits for the first quarterly payment period in 2018. Unitholders of record on May 20, 2018 (which results in an effective record date of May 18, 2018 due to the 20th of May falling on a non-trading day) are expected to receive a distribution of $0.285007 per Trust unit, which is payable on or before May 30, 2018. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $5.4 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $3,387 for Montana state income tax withholdings.

Although oil and gas prices have stabilized since the lows experienced during the 2016 distribution periods, oil and gas prices historically have been volatile and may fluctuate widely in the future. The Trust is unable to predict future commodity prices; however, if prices decline or remain at current levels in future periods, the amount of net proceeds to which the Trust is entitled is likely to be significantly lower than the net proceeds the Trust received and distributed to Trust unitholders prior to 2015 due to the sustained lower commodity price environment. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, as was the case for the fourth quarter of 2017. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2018 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset of and source of income to the Trust is the NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (a) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production and (b) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, refer to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.”

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2018, there has been no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material change to such risk factors has occurred during the three months ended March 31, 2018.

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

 May 11, 2018

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