Form 10-Q
period 2018-09-30
Whiting USA Trust II
filed 2018-11-09
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of November 9, 2018,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“August 2018 distribution” The cash distribution to Trust unitholders of record on August 19, 2018 (which resulted in an effective record date of August 17, 2018 due to the 19th day of August falling on a non-trading day) that was paid on August 29, 2018.

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

“NGL” Natural gas liquid.

“November 2018 distribution” The cash distribution to Trust unitholders of record on November 19, 2018, which is payable on or before November 29, 2018.

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and short-term investments	$272	$377
Investment in net profits interest, net	13,575	17,812
Total assets	$13,847	$18,189
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$272	$377
Trust corpus (18,400,000 Trust units issued and outstanding as of September 30, 2018 and December 31, 2017)	13,575	17,812
Total liabilities and Trust corpus	$13,847	$18,189

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income from net profits interest	$5,758	$1,901	$14,511	$6,311
General and administrative expenses	(157)	(196)	(705)	(589)
Cash reserves used (withheld) for current Trust expenses	(93)	(4)	105	(161)
State income tax withholding	(3)	(3)	(11)	(11)
Distributable income	$5,505	$1,698	$13,900	$5,550
Distributable income per unit	$0.299197	$0.092270	$0.755435	$0.301645

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$14,927	$20,762	$17,812	$23,929
Distributable income	5,505	1,698	13,900	5,550
Distributions to unitholders	(5,505)	(1,698)	(13,900)	(5,550)
Amortization of investment in net profits interest	(1,352)	(1,531)	(4,237)	(4,698)
Trust corpus, end of period	$13,575	$19,231	$13,575	$19,231

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

As of September 30, 2018, on a cumulative accrual basis, 8.73 MMBOE (82%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2017.  Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 3.08 MMBOE as of December 31, 2017, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2017 Annual Report on Form 10-K includes additional information on the Trust’s reserves as of December 31, 2017.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2018 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of September 30, 2018 and December 31, 2017 was $17.4 million and $13.2 million, respectively.

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

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. There were no accumulated net losses funded or recovered by Whiting during the three and nine months ended September 30, 2018 and 2017.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and nine months ended September 30, 2018, Whiting incurred $0.1 million and $1.2 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except monthly amounts per well):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total overhead charges (in thousands)	$338	$363	$999	$1,055
Overhead charge per month per active operated well	$359	$381	$354	$369

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2018 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2017 also include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2018 and 2017 services is $183,859 and $179,375, respectively. Accordingly, the escalated quarterly administrative fee of $45,965 was paid by the Trust starting in the second quarter of 2018. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2018 include $45,965 and $136,773, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2017 include $44,844 and $133,438, respectively, for quarterly administrative fees paid to the Trustee.

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

Lending to the Trust  — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of September 30, 2018 and December 31, 2017, the Trust had no borrowings outstanding.

7.  SUBSEQUENT EVENT

On November 8, 2018, the Trustee announced the Trust’s distribution of net profits for the third quarterly payment period in 2018. Unitholders of record on November 19, 2018 are expected to receive a distribution of $0.228736 per Trust unit, which is payable on or before November 29, 2018. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $4.4 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $4,240 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2018. The August 2018 distribution was mainly affected by April 2018 through June 2018 oil prices and March 2018 through May 2018 natural gas prices.

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50
Natural gas	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88

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

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of September 30, 2018 on a cumulative accrual basis, 8.73 MMBOE (82%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 257 MBOE, which is 90% of 286 MBOE, are included as gross proceeds in the Trust’s November 2018 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2017. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 3.08 MMBOE as of December 31, 2017, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2017 Annual Report on Form 10-K includes additional information on the Trust’s reserves, including the underlying assumptions, as of December 31, 2017.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2017 reserve report of $9.0 million estimated to be spent between January 1, 2018 and December 31, 2021, the estimated termination date of the NPI. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $9.0 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2018, May 2018 and August 2018 distributions (in thousands):

2018
Capital
Region	Expenditures
Rocky Mountains	$1,517
Permian Basin	371
Gulf Coast	30
Mid-Continent	27
Total	$1,945

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, and a fourth well was drilled and completed during the second quarter of 2018, whereby the partner earned a  75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the second quarter of 2019 if no additional drilling has commenced by that time. In addition, the partner drilled and completed the first well under the Flying W farm-out during the second quarter of 2018, whereby the partner earned a  75% working interest in the underlying properties’ respective leasehold section. No drilling operations have occurred under the Signal Peak farm-out, and if no such drilling has commenced on or before March 31, 2019 the agreement will terminate.

Results of Trust Operations

Comparison of Results of the Trust for the Nine Months Ended September 30, 2018 and 2017

The following is a summary of income from net profits interest and distributable income received by the Trust for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended
	September 30,
	2018		2017
Sales volumes:
Oil from underlying properties (Bbl)(1)	720,168	(3)	717,147	(4)
Natural gas from underlying properties (Mcf)	1,001,623	(3)	923,539	(4)
Total production (BOE)	887,106		871,071
Average sales prices:
Oil (per Bbl)(1)	$53.53		$42.53
Natural gas (per Mcf)(2)	$3.27		$3.15
Cost metrics:
Lease operating expenses (per BOE)	$24.32		$25.94
Production tax rate (percent of total revenues)	5.2%		4.5%
Revenues:
Oil sales(1)	$38,551	(3)	$30,501	(4)
Natural gas sales	3,270	(3)	2,909	(4)
Total revenues	41,821		33,410
Costs:
Lease operating expenses	21,574		22,597
Production taxes	2,179		1,504
Development costs	1,945		2,297
Total costs	25,698		26,398
Net proceeds	16,123		7,012
Net profits percentage	90%		90%
Income from net profits interest	14,511		6,311
Provision for estimated Trust expenses	(600)		(750)
Montana state income tax withheld	(11)		(11)
Distributable income	$13,900		$5,550

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the nine months ended September 30, 2018 and 2017 exceeded the average NYMEX gas prices for those same months within the respective periods due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties.

(3)

Oil and gas sales volumes and related revenues for the nine months ended September 30, 2018 (consisting of Whiting’s February 2018, May 2018 and August 2018 distributions to the Trust) generally represent crude oil production from October 2017 through June 2018 and natural gas production from September 2017 through May 2018.

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

Revenues. Oil and natural gas revenues increased $8.4 million (or 25%) during the nine months ended September 30, 2018 as compared to the same 2017 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was due to higher realized oil and natural gas prices as well as a slight increase in oil and natural gas production volumes. The average sales price realized for crude oil and natural gas increased by 26% and 4%, respectively, between periods primarily as a result of higher NYMEX oil prices and improved natural gas differentials, which were partially offset by rising oil differentials during the nine months ended September 30, 2018.  Crude oil production volumes remained stable and natural gas volumes increased by 78 MMcf (or 8%), when comparing the first nine months of 2018 to the same period in 2017. Oil volumes during the nine months ended September 30, 2018 remained consistent with the same 2017 period primarily due to three new wells that came online as a result of the Keystone South farm-out agreement,  which increases were almost fully offset by normal field production decline.  The higher gas volumes between periods were primarily due to (i) the new Keystone South farm-out wells and (ii) gas production from 14 wells in the Keystone South field, which production was flared during a portion of 2017 as a result of a gas plant in Texas being shutdown. These gas volume increases between periods were partially offset, however, by gas from one unit in the Lake Como field being flared instead of produced as the result of a gas plant in Mississippi being shutdown for a portion of the first nine months of 2018,  as well as two wells that were shut-in during portions of the first nine months of 2018. Based on the December 31, 2017 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 13.3% for oil and 25.9% for gas from 2018 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses decreased by $1.0 million (or 5%) during the first nine months of 2018 compared to the same 2017 period primarily due to (i)  a $0.4 million decrease in oilfield goods and services, (ii) a  $0.3 million decline in ad valorem taxes and (iii) lower operating costs on Whiting-operated properties of $0.3 million. LOE on a per BOE basis decreased 6% from $25.94 during the nine months ended September 30, 2017 to $24.32 for the same period in 2018 mainly due to lower overall LOE and the slight increase in oil and natural gas production volumes between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues increased from 4.5% during the first nine months of 2017 to 5.2% for the same period in 2018. Additionally, overall production taxes for the first nine months of 2018 increased $0.7 million (or 45%) as compared to the same 2017 period. These increases are primarily due to (i) higher oil and natural gas revenues between periods and (ii) certain wells within the Torchlight field in Wyoming being granted a “stripper well” production tax exemption during 2017, which reduced the tax rate for production volumes from these wells and resulted in a tax refund of $0.2 million related to prior periods.

Development Costs. Development costs for the nine months ended September 30, 2018 were $0.4 million (or 15%) lower as compared to the same 2017 period. Development costs between periods were impacted by a $0.7 million decrease relating to timing differences associated with invoices received and paid between periods for non-operated properties in the Sand Tank field and reduced drilling and capital workover costs of $0.4 million between periods in the Garland and Flying W fields, which declines were partially offset by increased drilling and capital workover activity in the Keystone South, Rangely, West Dickinson and Cedar Hills fields of $0.7 million during the first nine months of 2018.

Comparison of Results of the Trust for the Three Months Ended September 30, 2018 and 2017

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended September 30, 2018 and 2017 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	September 30,
	2018		2017
Sales volumes:
Oil from underlying properties (Bbl)(1)	231,446	(3)	238,914	(4)
Natural gas from underlying properties (Mcf)	310,198	(3)	269,627	(4)
Total production (BOE)	283,146		283,852
Average sales prices:
Oil (per Bbl)(1)	$57.80		$42.78
Natural gas (per Mcf)(2)	$2.95		$2.98
Cost metrics:
Lease operating expenses (per BOE)	$23.24		$27.07
Production tax rate (percent of total revenues)	5.0%		2.9%
Revenues:
Oil sales(1)	$13,378	(3)	$10,221	(4)
Natural gas sales	914	(3)	803	(4)
Total revenues	14,292		11,024
Costs:
Lease operating expenses	6,580		7,684
Production taxes	717		320
Development costs	597		908
Total costs	7,894		8,912
Net proceeds	6,398		2,112
Net profits percentage	90%		90%
Income from net profits interest	5,758		1,901
Provision for estimated Trust expenses	(250)		(200)
Montana state income tax withheld	(3)		(3)
Distributable income	$5,505		$1,698

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the three months ended September 30, 2018 and 2017 exceeded the average NYMEX gas prices for those same months within the respective periods due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties.

(3)

Oil and gas sales volumes and related revenues for the three months ended September 30, 2018 (consisting of Whiting’s August 2018 distribution to the Trust) generally represent crude oil production from April 2018 through June 2018 and natural gas production from March 2018 through May 2018.

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

Revenues. Oil and natural gas revenues increased $3.3 million (or 30%) during the three months ended September 30, 2018 as compared to the same 2017 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The increase in revenue between periods was primarily due to higher realized oil prices and a slight increase in natural gas production volumes. The average sales price realized for crude oil increased by 35% between periods as a result of higher NYMEX oil prices, which were partially offset by rising oil differentials during the third quarter of 2018. The average sales price realized for natural gas, however, decreased by 1%  during the three months ended September 30, 2018 compared to the same 2017 period due to a decline in NYMEX natural gas prices, which decline was almost fully offset by improved gas differentials between periods.  Crude oil production volumes decreased by 7 MBbl (or 3%) between periods and natural gas production volumes increased by 41 MMcf (or 15%) during the third quarter of 2018 compared to the same period in 2017. The oil volume decrease between periods was primarily related to normal field production decline and differences in timing associated with revenues received from non-operated properties, which were partially offset by three new wells that came online as a result of the Keystone South farm-out agreement. The higher gas volumes between periods were primarily due to (i) the new Keystone South farm-out wells,  (ii) gas production from 14 wells in the Keystone South field, which production was flared during a portion of 2017 as a result of a gas plant in Texas being shutdown and (iii) one well that was shut-in for a workover during a portion of the 2017 period. These gas volume increases were partially offset, however, by normal field production decline and one well that was shut-in during the third quarter of 2018. Based on the December 31, 2017 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 13.3% for oil and 25.9% for gas from 2018 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses decreased $1.1 million (or 14%) during the third quarter of 2018 compared to the same 2017 period primarily due to (i) a  $0.7 million decrease in oilfield goods and services, (ii)  a $0.2 million decline in ad valorem taxes and (iii) lower operating costs on Whiting-operated properties of $0.2 million. LOE on a per BOE basis decreased by 14% from $27.07 during the three months ended September  30, 2017 to $23.24 for the same period in 2018 mainly due to lower overall LOE between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues increased from 2.9% for the three months ended September 30, 2017 to 5.0% for the same period in 2018. Additionally, overall production taxes for the third quarter of 2018 increased $0.4 million (or 124%) as compared to the same 2017 period. These increases are primarily due to (i) higher oil and natural gas revenues between periods and (ii) certain wells within the Torchlight field in Wyoming being granted a “stripper well” production tax exemption during 2017, which reduced the tax rate for production volumes from these wells and resulted in a tax refund of $0.2 million in the third quarter of 2017.

Development Costs. Development costs for the three months ended September 30, 2018 were $0.3 million (or 34%) lower as compared to the same 2017 period. This decrease was primarily related to reduced drilling and capital workover costs of $0.4 million between periods in the Garland, Flying W and Rangely fields, which decrease was partially offset by increased drilling and capital workover activity in the West Dickinson field of $0.1 million during the third quarter of 2018.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the fourth quarter of 2017), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of October 31, 2018, the Trust had cash reserves of $0.2 million and a provision for estimated Trust expenses of $0.2 million from the November 2018 distribution for the payment of its administrative expenses.

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

Reserve for Expenditures.  Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and nine months ended September 30, 2018 and 2017. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and nine months ended September 30, 2018, Whiting incurred $0.1 million and $1.2 million, respectively, of plugging and abandonment costs on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On November 8, 2018, the Trustee announced the Trust’s distribution of net profits for the third quarterly payment period in 2018. Unitholders of record on November 19, 2018 are expected to receive a distribution of $0.228736 per Trust unit, which is payable on or before November 29, 2018. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $4.4 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $4,240 for Montana state income tax withholdings.

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

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2018 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2018, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. No material change to such risk factors has occurred during the nine months ended September 30, 2018.

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

 November 9, 2018

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