Form 10-K
period 2018-12-31
Whiting USA Trust II
filed 2019-03-25
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001‑35459

WHITING USA TRUST II

(Exact name of registrant as specified in its charter)

Delaware	38‑7012326
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee
Global Corporate Trust
601 Travis Street, 16th Floor
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(512) 236‑6599
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non‑accelerated filer	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☑

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non‑affiliates at the closing sales price on June 29,  2018 of $2.80 was $51,520,000.

As of March 22, 2019,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

Documents Incorporated By Reference: None

References to the “Trust” in this document refer to Whiting USA Trust II. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a wholly‑owned subsidiary of Whiting Petroleum Corporation.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10‑K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward‑looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward‑looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10‑K, could affect the future results of the energy industry in general, Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward‑looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;
•	uncertainty of estimates of oil and natural gas reserves and production;
•	risks incident to the operation and drilling of oil and natural gas wells;
•	future production and development costs, which include capital expenditures;
•	the inability to access oil and natural gas markets due to market conditions or operational impediments;
•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
•	the effect of existing and future laws and regulatory actions;
•	competition from others in the energy industry;
•	inflation or deflation; and
•	other risks described under the caption “Risk Factors” in this Form 10‑K.

This Form 10‑K describes other important factors that could cause actual results to differ materially from expectations of Whiting and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward‑looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward‑looking statements.

GLOSSARY OF CERTAIN DEFINITIONS

In this Form 10‑K the following terms have the meanings specified below.

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

“August 2017 distribution” The cash distribution to Trust unitholders of record on August 19, 2017 (which resulted in an effective record date of August 18, 2017 due to the 19th of August falling on a non‑trading day) that was paid on August 29, 2017.

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

“farm‑in or farm‑out agreement” An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm‑in” while the interest transferred by the assignor is a “farm‑out.”

“FASB” Financial Accounting Standards Board.

“February 2016 net loss” The net loss generated by the NPI during the fourth quarterly payment period of 2015, which resulted in no distribution being made to Trust unitholders of record on February 19, 2016.

“February 2017 distribution” The cash distribution to Trust unitholders of record on February 19, 2017 (which resulted in an effective record date of February 17, 2017 due to the 19th of February falling on a non‑trading day) that was paid on March 1, 2017.

“February 2018 distribution” The cash distribution to Trust unitholders of record on February 19, 2018 that was paid on March 1, 2018.

“February 2019 distribution” The cash distribution to Trust unitholders of record on February 19, 2019 that was paid on March 1, 2019.

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

“IRS” The Internal Revenue Service of the United States federal government.

“lease operating expense” or “LOE” The expenses of lifting oil or gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short‑lived assets, maintenance, allocated overhead costs and other expenses incidental to production, but not including lease acquisition or drilling or completion expenses.

“May 2016 net loss” The net loss generated by the NPI during the first quarterly payment period of 2016, which resulted in no distribution being made to Trust unitholders of record on May 20, 2016.

“May 2017 distribution” The cash distribution to Trust unitholders of record on May 20, 2017 (which resulted in an effective record date of May 19, 2017 due to the 20th of May falling on a non‑trading day) that was paid on May 30, 2017.

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

“net production” The total production attributable to the fractional working interest owned.

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

“November 2016 distribution” The cash distribution to Trust unitholders of record on November 19, 2016 (which resulted in an effective record date of November 18, 2016 due to the 19th of November falling on a non‑trading day) that was paid on November 29, 2016.

“November 2017 distribution” The cash distribution to Trust unitholders of record on November 19, 2017 (which resulted in an effective record date of November 17, 2017 due to the 19th of November falling on a non‑trading day) that was paid on November 29, 2017.

“November 2018 distribution” The cash distribution to Trust unitholders of record on November 19, 2018 that was paid on November 29, 2018.

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

“pre‑tax PV10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated lease operating expense, production taxes and future development costs, using costs as of the date of estimation without future escalation and using an average of the first‑day‑of‑the‑month price for each of the 12 months within the period, without giving effect to non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes and discounted using an annual discount rate of 10%. Pre‑tax PV10% may be considered a non‑GAAP financial measure as defined by the SEC.

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

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12‑month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

“SEC” The United States Securities and Exchange Commission.

“service well” A service well is a well drilled or completed for the purpose of supporting production in an existing field. Wells in this class are drilled for the following specific purposes: gas injection (natural gas, propane, butane or flue gas), water injection, steam injection, air injection, salt‑water disposal, water supply for injection, observation or injection for in‑situ combustion.

“standardized measure of discounted future net cash flows” or “standardized measure” The discounted future net cash flows relating to proved reserves based on the average price during the 12‑month period before the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within such period (unless prices are defined by contractual arrangements, excluding escalations based upon future conditions);  current costs and statutory tax rates (to the extent applicable); and a 10% annual discount rate.

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

PART I

Item 1. Business

General

Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011. The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, 16th Floor,  Houston, Texas 77002. The telephone number of the Trustee is 512‑236‑6599.

The Trust makes copies of its reports under the Exchange Act available at http://whitingwhz.investorhq.businesswire.com. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov.  In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In  March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of the NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which are referred to as “the underlying properties”. The underlying properties are located in the Permian Basin,  Rocky Mountains, Gulf Coast and Mid‑Continent regions of the United States. The underlying properties include interests in 1,303 gross (367.8 net) producing oil and gas wells as of December 31, 2018. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012. The Trust units are currently traded on the OTC, operated by OTC Markets Group, under the trading symbol “WHZT”, but the Trust can provide no assurance that any trading market for the Trust units will exist on the OTC in the future or that current trading levels will be sustained or will not diminish.

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

As of December 31, 2018,  on a cumulative accrual basis 8.97 MMBOE (85%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. Further detail on the reserves is provided herein under the section titled “Properties—Description of the Underlying Properties—Reserves”, and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties as of December 31, 2018, which is referred to as the “reserve report.” According to the reserve report, the portion of the 11.79 MMBOE (10.61 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced and sold or divested as of December 31, 2018 is projected to be produced from the underlying properties prior to December 31, 2021,  which reserve report is based on NYMEX oil and gas prices of $65.56 per Bbl and $3.10 per MMBtu, respectively, pursuant to current SEC and FASB guidelines and the other assumptions included therein. The average NYMEX oil and gas prices for the month of January 2019 were $51.55 per Bbl and $3.23 per MMBtu, respectively.  Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10‑K  for additional discussion. Production from the underlying properties for the year ended December 31, 2018 was approximately 82%  oil and approximately 18% natural gas.

Whiting entered into certain costless collar hedge contracts and in turn conveyed to the Trust the rights and obligations to hedge payments under such contracts. All such contracts terminated as of December 31, 2014, and no additional hedges are allowed to be placed on the Trust assets. Thus, there are no further cash settlements on commodity hedges, and the Trust therefore has increased exposure to oil and natural gas price volatility.

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

The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non‑interest bearing account, and make other short‑term investments with the funds distributed to the Trust.

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

Marketing and Major Customers

Pursuant to the terms of the conveyance creating the NPI, Whiting has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance creating the NPI do not permit Whiting to charge any marketing fee, other than fees for marketing paid to non‑affiliates, when determining the net proceeds upon which the NPI is calculated. As a result, the net proceeds to the Trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties are determined based on the same price that Whiting receives for oil, natural gas and natural gas liquid production attributable to Whiting’s remaining interest in the underlying properties.

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. The table below presents percentages by purchaser that accounted for 10% or more of the oil, NGL and natural gas sales attributable to the NPI for the years ended December 31, 2018,  2017 and 2016.

	2018	2017	2016
Plains Marketing, LP	20%	17%	16%
Chevron USA	16%	15%	15%
Merit Management Partners I, LP (previously Marathon Oil Corporation)	13%	14%	9%
Phillips 66 Company	9%	11%	11%

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

Description of Trust Units

Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust units as every other Trust unitholder has regarding his or her units. The Trust units are in book‑entry form only and are not represented by certificates.

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and makes available to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the Trust’s  income and deductions. The Trustee also causes to be prepared and filed reports required under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading, and is responsible for causing the Trust to comply with all of the provisions of the Sarbanes‑Oxley Act of 2002, including but not limited to, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof. Each Trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee.

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

Termination of the Trust; Sale of the Net Profits Interest

The Trust will wind up its affairs and terminate shortly after the earlier of  (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions and the market price of Trust units will have declined to zero.  The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2018.  As a result, the Trust is not currently expected to contractually terminate until December 31, 2021, and additional reserves and production attributable to the NPI may be available for distribution to unitholders between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the Trust’s expected termination. However, there is no assurance that this will occur.

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

Computation of Net Proceeds

The provisions of the conveyance governing the computation of net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of net proceeds. For more detailed provisions concerning the NPI, we make reference to the conveyance agreement, which is filed as an exhibit to this Annual Report on Form 10‑K.

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

“Gross proceeds” means the aggregate amount received by Whiting from sales of oil, natural gas and natural gas liquids produced from the underlying properties (other than amounts received for certain future non‑consent operations). Gross proceeds does not include any amount for oil, natural gas or natural gas liquids lost in production or marketing or used by Whiting in drilling, production and plant operations. Gross proceeds includes “take‑or‑pay” or “ratable take” payments for future production in the event that they are not subject to repayment due to insufficient subsequent production or purchases.

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
•

all other costs and expenses, development costs and liabilities of testing, drilling, completing, recompleting, workovers, equipping, plugging back, operating and producing oil, natural gas and natural gas liquids, including allocated expenses such as labor, vehicle and travel costs and materials other than costs and expenses for certain future non‑consent operations;

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

All of the hedge payments received by Whiting from the counterparty upon settlements of hedge contracts and certain other non‑production revenues, as detailed in the conveyance, offset the production and development costs outlined above (such production and development costs excluding the last bullet point above) in calculating the net proceeds. Plugging and abandonment liabilities relating to the underlying properties will not be deducted from the gross proceeds in determining net proceeds. If certain other non‑production revenues exceed the operating expenses during a quarterly period, the use of such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts, together with other offsets to costs for the applicable quarter, are less than such expenses. If any excess amounts have not been used to offset costs at the time when the NPI terminates or is sold, then unitholders will not be entitled to receive the benefit of such excess amounts.

The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation that became effective January 1, 2018.  As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation beginning December 31, 2017. The capital expenditures incurred during 2018 did not exceed this annual limitation, and capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.1 million during the year ending December 31, 2019.

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  as is customary in the oil and gas industry.  Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $346 per month per active operated well, which totaled $1.3 million for the four distributions made during the year ended December 31, 2018. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers.

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

Commodity Hedge Contracts

Whiting entered into certain costless collar hedge contracts to reduce the exposure to volatility in the underlying properties’ oil revenues due to fluctuations in crude oil prices, and to achieve more predictable cash flows. Whiting in turn conveyed the rights and obligations of such costless collar hedge contracts to the Trust.  All costless collar hedge contracts terminated as of December 31, 2014. Accordingly, there were no hedge contracts in place during any period presented in this Annual Report on Form 10‑K. No additional hedges are allowed to be placed on Trust assets,  and the Trust cannot therefore enter into derivative contracts for speculative or trading purposes. Consequently, there are no future cash settlement gains or losses on commodity derivatives, and the Trust therefore has increased exposure to oil and natural gas price volatility.

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

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12‑month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such portion of the NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. In 2016 and 2015, Whiting completed divestitures of certain producing and shut‑in wells for sales proceeds attributable to the Trust’s interest of $58,500 and $0.3 million, respectively, which properties had proved reserves of 16.32 MBOE with respect to the Trust’s 90% net profits interest. For further information on these divestitures refer to “Abandonment, Sale and Farm‑out of Underlying Properties” in Item 2 of this Annual Report on Form 10‑K.

For the underlying properties for which Whiting is the designated operator,  it may enter into farm‑out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. Whiting entered into three farm‑out agreements with a third‑party partner for certain underlying properties within the (i) Keystone South field located in Winkler County, Texas in April 2016, (ii) Signal Peak field located in Howard County, Texas in February 2017 and (iii) Flying W, SE field located in Winkler County, Texas in March 2017. Refer to “Abandonment, Sale and Farm‑out of Underlying Properties” in Item 2 of this Annual Report on Form 10‑K for additional information related to these farm‑out agreements.

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

The summary is limited to Trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment such as, without limitation, tax‑exempt organizations, regulated investment companies, insurance companies, and foreign persons or entities. Each Trust unitholder should consult his own tax advisor with respect to his particular circumstances.

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

Reporting Requirements for Widely‑Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non‑mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes.  The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, 16th Floor, Houston, Texas 77002, telephone number 512‑236‑6599, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non‑mortgage widely‑held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2018 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whitingwhz.investorhq.businesswire.com.

On December 22, 2017, Congress passed the Tax Cuts and Jobs Act (the “TCJA”). The new legislation significantly changes the U.S. corporate tax law by, among other things, lowering the highest marginal U.S. federal income tax rate applicable to corporations from 35% to 21% beginning in January 2018 which rate applies to both ordinary income and capital gains. Additionally, the TCJA lowers the highest marginal U.S federal income tax rate applicable to ordinary income of individuals from 39% to 37%. The highest marginal U.S federal income tax rate applicable to long‑term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and also applicable to qualified dividends of individuals is 20%.

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

•	apply specific health and safety criteria addressing worker protection; and
•	enjoin some or all of the operations of the underlying properties deemed in non‑compliance with permits issued pursuant to such environmental laws and regulations.

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

Waste Handling. The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage and disposal of hazardous and non‑hazardous wastes. Under delegations of authority from the U.S. Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non‑hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non‑hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting it to reconsider the RCRA exemption for exploration, production and development wastes. In May 2016, several environmental groups sued the EPA for failing to update its rules for management of oil and gas drilling waste under RCRA. The petitioners requested that the EPA revise its regulations for waste materials generated as a result of oil and gas exploration and production activities. The petitioners claimed that the EPA has not reviewed or revised its regulations for management of wastes from oil and gas exploration and production operations since 1988, even though the statute requires the EPA to review and, if necessary, revise the regulations every three years. In December 2016, the court entered a Consent Decree resolving the litigation. Under the Consent Decree, the EPA has agreed to propose no later than March 15, 2019 a rulemaking for revision of the regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. On February 22, 2019, the EPA filed a Notice of Automatic Extension of Deadline under Paragraph 24 of the Consent Decree with the Court. That Notice stated that, in light of the 35 day government shutdown, the EPA was invoking the automatic extension provisions of the Decree and will take the required actions no later than April 23, 2019. In the event that the EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

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

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties, or on or under other locations, including off‑site locations, where such substances have been taken for recycling or disposal. In addition, the underlying properties of the Trust may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons and materials was not under Whiting’s control. These properties and the substances disposed or released on them may give rise to potential liabilities for Whiting pursuant to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to remove previously disposed substances and wastes, remediate contaminated property, perform remedial plugging or pit closure operations to prevent future contamination or to pay some or all of the costs of any such action.

Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, as amended (the “CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into state waters or other waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the Army Corps of Engineers (the “Corps”) or an analogous state or tribal agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non‑compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Hydraulic Fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations. The process involves the injection of mainly water and sand plus a de minimis amount of chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing has been utilized to complete wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process is typically regulated by state oil and gas commissions, however the EPA also issued guidance in 2014 for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

In December 2016, the EPA released a final report on the potential impacts of oil and gas fracturing activities on the quality and quantity of drinking water resources in the United States. In addition, in June 2016, the EPA issued a final rule promulgating pretreatment standards for the oil and gas extraction category which would address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly‑owned treatment works. Unconventional oil and gas extraction facilities can send wastewater to a private wastewater treatment facility that can either discharge treated water or send it to a publicly‑owned treatment works. The EPA is also conducting a study of private wastewater treatment facilities accepting oil and gas extraction wastewater. The EPA is collecting data and information regarding the extent to which these facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of the facilities, the environmental impacts of discharges and other information.

In addition to the EPA, other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office, the U.S. Department of Interior and the White House Council for Environmental Quality. In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, in June 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater.

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

In addition, in July 2014, a major university and U.S. Geological Survey researchers published a study purporting to find a connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma since 2008. This study, as well as subsequent studies and reports, may trigger new legislation or regulations that would limit or ban the disposal of hydraulic fracturing wastewater in deep injection wells. If such new laws or rules are adopted, operations on the underlying properties may be curtailed while alternative treatment and disposal methods are developed and approved, or the costs of operations on the underlying properties may increase, which could reduce cash distributions by the Trust and the value of Trust units.

Global Warming and Climate Change. In  December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted and implemented regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air

Act, as amended (the “CAA”), including rules that limit emissions of GHGs from motor vehicles beginning with the 2012 model year.  The EPA has asserted that these final motor vehicle GHGs emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect in January 2011. In June 2010, the EPA also published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi‑step process, with the largest sources first becoming subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis. Whiting believes that it is in compliance with all substantial applicable emissions requirements.

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

In accordance with President Obama’s Climate Action Plan, in August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel‑fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels. States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court. On March 28, 2017, the Trump Administration issued an executive order directing the EPA to review the Clean Power Plan.  On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan.  On August 18, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement to the Clean Power Plan. The ACE rule was published in the Federal Register on August 31, 2018, and comments were accepted until October 31, 2018. The EPA has not yet issued a final ACE rule, although several states have announced their intention to challenge the rule once it is made final.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap‑and‑trade programs. Most of these cap‑and‑trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. In the absence of new legislation, the EPA has issued the Subpart OOOOa regulations that limit emissions of GHGs associated with the operations of the underlying properties, which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for the oil, natural gas liquids and natural gas produced. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

Air Emissions. The CAA and comparable state laws regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre‑construction and operating permits and approvals for air emissions. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. For example, in 2012, the EPA finalized rules establishing new air emission controls for oil and natural gas production operations. Specifically, the EPA’s  rule includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. Among other things, these standards require the application of reduced emission completion techniques associated with the completion of newly drilled and fractured wells in addition to existing wells that are refractured. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. These rules could require a number of modifications to operations at the underlying properties including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact cash distributions to unitholders.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non‑compliance with air permits or other requirements of the CAA and associated state laws and regulations.

The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan. As part of this strategy, in May 2016, the EPA issued three final rules. The EPA issued a final rule that updated the New Source Performance Standards to add Subpart OOOOa requirements that the oil and gas industry reduce emissions of greenhouse gases and to cover additional equipment and activities in the oil and gas production chain. The final rule sets emissions limits for methane, which is the principal greenhouse gas emitted by equipment and processes in the oil and gas sector. This rule applies to new, reconstructed and modified processes and equipment. This rule also expands the volatile organic compound emissions limits to hydraulically fractured oil wells and equipment used across the industry that was not regulated in the 2012 rules. The rule also requires owners and operators to find and repair leaks, also known as “fugitive emissions.” The EPA also issued a final rule known as the Source Determination Rule, which is intended to clarify when multiple pieces of equipment and activities in the oil and gas industry must be deemed a single source when determining whether major source permitting programs apply under the prevention of significant deterioration, nonattainment new source review preconstruction and operation permit programs under Title V of the CAA (“Title V”). The final rule defines the term “adjacent” to clarify that equipment and activities in the oil and gas sector that are under common control will be considered part of the same source if they are located near each other – specifically, if they are located on the same site, or on sites that share equipment and are within one quarter of a mile of each other. This rule applies to equipment and activities used for onshore oil and natural gas production, and for natural gas processing.

Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact cash distributions to unitholders. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non‑compliance with air permits or other requirements of the CAA and associated state laws and regulations.

OSHA and Other Laws and Regulation. Whiting is subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right‑to‑know regulations under the Title III of CERCLA and similar state statutes require that Whiting organize and/or disclose information about hazardous materials used or produced in its operations. Whiting believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

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

Consideration of Environmental Issues in Connection with Governmental Approvals. Whiting’s  operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act (“OCSLA”) and the National Environmental Policy Act (“NEPA”) require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires the Department of Interior and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. Recent federal court cases involving natural gas pipelines have involved challenges to the sufficiency of the evaluation of climate change impacts in environmental impact statements prepared under NEPA. This process has the potential to delay the development of oil and natural gas projects.

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2018 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2019 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A. Risk Factors

The amounts of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquids prices.

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter‑to‑quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting, including, but not limited to, the following:

•	changes in regional, domestic and global supply and demand for oil and natural gas;
•	the level of global oil and natural gas inventories;
•	the actions of the Organization of Petroleum Exporting Countries;
•	the price and quantity of imports of foreign oil and natural gas;
•

political and economic conditions, including embargoes and sanctions, in oil‑producing countries or affecting other oil‑producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;

•	developments of United States energy infrastructure;
•	the level of global oil and natural gas exploration and production activity;
•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the effects of global and domestic credit, financial and economic issues;
•	weather conditions;
•	technological advances affecting energy consumption;
•	current and anticipated changes to domestic and foreign governmental regulations, including those expected from the current U.S. administration;
•	the price and availability of competitors’ supplies of oil and gas in captive market areas;
•	the price and availability of alternative fuels; and
•	acts of force majeure.

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

Whiting entered into hedge contracts, which were structured as costless collar arrangements and were conveyed to the Trust to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. However, all such costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. As a result, the amounts of the cash distributions may fluctuate significantly as a result of changes in commodity prices because there are no hedge contracts in place to reduce the Trust’s exposure to oil and natural gas price volatility.

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

The Trust units have been delisted from the New York Stock Exchange and are traded on the OTC market. It will likely be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units.

The Trust units ceased trading on the NYSE on January 6, 2016 and transitioned to the OTC market, operated by OTC Markets Group, effective with the opening of trading on January 7, 2016 under the trading symbol “WHZT.” The Trust can provide no assurance that any trading market for the Trust units will exist on the OTC or that current trading levels will be sustained or not diminish. Securities traded on the over‑the‑counter markets are typically less liquid than stocks that trade on the NYSE. Trading on the over‑the‑counter market may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unitholders may find it difficult to resell their Trust units due to the delisting.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year‑over‑year rate of approximately 11.1% for oil and 23.0% for gas between 2019 and 2021, assuming the level of developmental drilling and investments on the underlying properties as assumed in the year‑end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi‑variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. As of December 31, 2018, the percentage of remaining reserves expected to be produced during the term of the NPI was 29.4%.  The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest.

Future maintenance projects on the underlying properties beyond those which are currently estimated may affect the quantity of proved reserves that can be economically produced from the underlying properties. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and natural gas liquids. If operators of the underlying properties do not implement required maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Whiting or estimated in the reserve report. Additionally, although Whiting retained a 10% interest in the net proceeds from the sale of oil, natural gas and natural gas liquids from the underlying properties, Whiting does not own any Trust units, which could reduce its economic incentive to operate the underlying properties in an efficient and cost‑effective manner.

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

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the “standardized measure” value attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids. For example, the reserve estimates in the reserve report have been derived from NYMEX oil and gas prices of $65.56 per Bbl and $3.10 per MMBtu, respectively, which are calculated using an average of the first‑day‑of‑the month price for each month within the 12 months ended December 31, 2018, pursuant to current SEC and FASB guidelines.

Financial returns to purchasers of Trust units will vary in part based on how quickly 11.79 MMBOE are produced from the underlying properties and sold, and it is not known when that will occur.

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold, or (b) the sale of the net profits interest. The reserve report currently projects that 11.79 MMBOE will be produced from the underlying properties prior to December 31, 2021. As basis for comparison, the estimated date when such amount would have been produced according to  the 2016 year‑end reserve report was July 31, 2023. However, the exact rate of production cannot be predicted with certainty and such amount may be produced before or after that date. If production attributable to the underlying properties is slower than estimated, then financial returns to purchasers of Trust units will be lower (assuming constant prices) because cash distributions attributable to such production will occur at a later date.

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

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depends upon, among other things, oil, natural gas and natural gas liquids production and the prices received and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also,

Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. Refer to the risk factor entitled “Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affecting Whiting’s and other operators’ services.” for a discussion of the uncertainty involved in the regulation of hydraulic fracturing. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production, hydraulic fracturing operations or related activities.

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

Also, in response to accidents involving rail cars carrying Bakken crude oil, the U.S. Department of Transportation (the “DOT”) issued an emergency order on February 25, 2014 that requires rail shippers to test the makeup of such crude oil before transporting it. This move follows the safety alert the DOT issued in January 2014 that Bakken formation crude oil is more flammable than other types of crude oil and has been followed by additional emergency orders and safety advisories and alerts. An accident involving rail cars could result in significant personal injuries and property and environmental damage. In May 2015, the Pipeline and Hazardous Material Safety Administration issued new rules applicable to “high‑hazard flammable trains”, which could increase transportation expenses. Similarly, regulatory responses to the October 2015 failure at a Southern California underground natural gas storage facility could also lead to increased expenses for underground storage.

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

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third‑party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero around or shortly after the NPI termination date, which is currently estimated to be December 31, 2021 based on the reserve report as of December 31, 2018.

Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.

Whiting is currently designated as the operator of 55% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2018. However, for the 45% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non‑operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight rock formations. Hydraulic fracturing has been utilized during the completion of wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process involves the injection of mainly water and sand plus a de minimis amount of chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has also issued guidance in 2014 for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel.

In December 2016, the EPA released a final report on the potential impacts of oil and gas fracturing activities on the quality and quantity of drinking water resources in the United States.

In addition, in June 2016 the EPA issued a final rule promulgating pretreatment standards for the oil and gas extraction category which addresses discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly‑owned treatment works. Unconventional oil and gas extraction facilities can send wastewater to a private wastewater treatment facility that can either discharge treated water or send it to a publicly‑owned treatment works. The EPA is also conducting a study of private wastewater treatment facilities accepting oil and gas extraction wastewater. The EPA is collecting data and information regarding the extent to which these facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of the facilities, the environmental impacts of discharges and other information.

In addition to the EPA, other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office, the U.S. Department of Interior and the White House Council for Environmental Quality.

In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Some states have adopted, and other states are considering adopting, regulations that could ban, restrict or impose additional requirements on activities relating to hydraulic fracturing in certain circumstances. For example, in June 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production in

Texas) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to pursue legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect human health or the environment, including groundwater. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting requirements or operational restrictions and also to associated permitting delays, litigation risk and potential increases in costs. Further, local governments may seek to adopt, and some have adopted, ordinances within their jurisdictions restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing. In 2018, Colorado considered, but did not adopt, Proposition 112, a ballot measure that would have established a 2,500-foot setback for oil and gas operations from certain areas. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that Whiting is ultimately able to produce in commercially paying quantities from the underlying properties and could reduce cash distributions by the Trust and the value of Trust units.

In addition, in July 2014, a major university and U.S. Geological Survey researchers published a study purporting to find a connection between the deep well injection of hydraulic fracturing wastewater and a sharp increase in seismic activity in Oklahoma since 2008. This study, as well as subsequent studies and reports may trigger new legislation or regulations that would limit or ban the disposal of hydraulic fracturing wastewater in deep injection wells. If such new laws or rules are adopted, operations on the underlying properties may be curtailed while alternative treatment and disposal methods are developed and approved, or the costs of operations on the underlying properties may increase, which could reduce cash distributions by the Trust and the value of Trust units.

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

Whiting has recorded the conveyance of the NPI in the states where the underlying properties are located in the real property records in each county where these properties are located. The NPI is a non‑operating, non‑possessory interest carved out of the oil and natural gas leasehold estate, but certain states have not directly determined whether a NPI is a real or a personal property interest. Whiting believes that the delivery and recording of the conveyance should create a fully conveyed and vested property interest under the applicable state’s laws, but certain states have not directly determined whether this would be the result. If in a bankruptcy proceeding in which Whiting becomes involved as a debtor a determination were made that the conveyance constitutes an executory contract and the NPI is not a fully conveyed property interest under the laws of the applicable state, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to the NPI in the pending bankruptcy proceeding.

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

Oil and natural gas production from the underlying properties generally trades at a discount, but sometimes at a premium, to the relevant benchmark prices, such as NYMEX. A negative difference between the benchmark price and the price received is called a differential and a positive difference is called a premium. The differential and premium may vary significantly due to market conditions, the quality and location of production and other risk factors. Whiting cannot accurately predict oil and natural gas differentials or premiums. Increases in the differential and decreases in the premiums between the benchmark price for oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of the Trust units,  as recently occurred when a significant increase in differential for certain properties located in Wyoming and Texas impacted the February 2019 distribution.

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

The business and affairs of the Trust are administered by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re‑election of the Trustee. The Trust agreement provides that the Trustee may only be removed and replaced by a vote of the holders of a majority of the outstanding Trust units at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult to remove or replace the Trustee.

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

The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the years ended December 31, 2018, 2017 and 2016, the Trust received cash proceeds of $18.9 million,  $6.7 million and $1.9 million, respectively, from the net profits interest. Additionally, the Trustee must sell the NPI if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The sale of the NPI will result in the dissolution of the Trust and the net proceeds of any such sale will be distributed to the Trust unitholders.

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

Strict, joint and several liability may be imposed under certain environmental laws and regulations, which could result in liability being imposed on Whiting with respect to its portion of the underlying properties due to the conduct of others or from Whiting’s actions even if such actions were in compliance with all applicable laws at the time those actions were taken. Private parties, including the surface estate owners of the real properties at which the underlying properties are located and the owners of facilities where petroleum hydrocarbons or wastes resulting from operations at the underlying properties are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non‑compliance with environmental laws and regulations or for personal injury or property damages. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs for such liabilities or non‑compliance through insurance or increased revenues, then these costs could have a material adverse effect on the cash distributions to the Trust unitholders.

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

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted and implemented regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, as amended (the “CAA”), including rules that limit emissions of GHGs from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect in January 2011. In  June 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (the “PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi‑step process, with the largest sources first subject to permitting. Further, facilities required to obtain PSD permits for their GHG emissions are required to reduce those emissions consistent with guidance for determining “best available control technology” standards for GHG, which guidance was published by the EPA in November 2010. Also in November 2010, the EPA expanded its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis.

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

The EPA announced in 2015 that it would directly regulate methane emissions from oil and natural gas wells for the first time as part of President Obama’s Climate Action Plan. As part of this strategy, in May 2016, the EPA issued a final rule that updated the New Source Performance Standards to add Subpart OOOOa requirements that the oil and gas industry reduce emissions of greenhouse gases and to cover additional equipment and activities in the oil and gas production chain. The final rule sets emissions limits for methane, which is the principal greenhouse gas emitted by equipment and processes in the oil and gas sector. This rule applies to new, reconstructed and modified processes and equipment.

In accordance with President Obama’s Climate Action Plan, in August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel‑fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. Each state is given a different carbon reduction target, but the EPA expects that, in the aggregate, the overall proposal will reduce carbon emissions from electric generating units by 32% from 2005 levels. States are given substantial flexibility in meeting their emission reduction targets and can generally choose to lower carbon emissions by replacing higher carbon generation, such as coal or natural gas, with lower carbon generation, such as efficient natural gas units or renewable energy alternatives. Several industry groups and states have challenged the Clean Power Plan in the Court of Appeals for the D.C. Circuit, and in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it is being challenged in court. On March 28, 2017, the Trump Administration issued an executive order directing the EPA to review the Clean Power Plan. On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan. On August 18, 2018, EPA proposed the Affordable Clean Energy (ACE) rule as a replacement to the Clean Power Plan. The ACE rule was published in the Federal Register on August 31, 2018, and comments were accepted until October 31, 2018. The EPA has not yet issued a final ACE rule, although several states have announced their intention to challenge the rule once it is made final.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap‑and‑trade programs. Most of these cap‑and‑trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. In the absence of new legislation, the EPA has issued the Subpart OOOOa regulations that limit emissions of GHGs associated with the operations of the underlying properties, which will require Whiting to incur costs to inventory and reduce emissions of GHGs associated with the operations of the underlying properties and that could adversely affect demand for oil, natural gas liquids and natural gas produced. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to the Trust unitholders.

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

Whiting operates approximately 55% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2018. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to underlying properties for which it operates.

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

Whiting previously participated in the formation and initial public offering of Whiting USA Trust I (“Trust I”) on April 30, 2008 and Trust I terminated its NPI effective January 28, 2015 as a result of the contractual volumes being produced and sold from Trust I’s underlying properties. Given the differences in assets comprising the underlying properties, commodity prices, production and development costs, development schedule, operators of the underlying properties and regulatory environment, among other things, the historical results of operations of Trust I should not be relied on as an indicator of how Whiting USA Trust II will perform.

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

Whiting depends on computer and telecommunications systems, and failures in its systems or cyber security attacks could significantly disrupt its business operations.

Whiting has entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with its business.  In addition, Whiting has developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties.  It is possible that Whiting, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware, or that third party service providers could cause a breach of Whiting’s data.  Whiting believes that it has positive relations with its related vendors and maintains adequate anti-virus and malware software and controls; however, any interruptions to Whiting’s arrangements with third parties for its computing and communications infrastructure or any other interruptions to, or breaches of, its information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt Whiting’s business operations.   Although Whiting utilizes various procedures and controls to monitor these threats and mitigate its exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing.  To Whiting’s knowledge, Whiting has not experienced any material losses relating to cyber attacks; however, there can be no assurance that Whiting will not suffer material losses in the future either as a result of an interruption to or a breach of its systems or those of its third party vendors and service providers, and any such interruption or breach could have a material adverse effect on the Trust.

Cyber attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.

The Trustee depends heavily upon information technology systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

If a cyber attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are located primarily in the Permian Basin, Rocky Mountains, Gulf Coast and Mid‑Continent regions of the United States. The underlying properties include interests in 1,303 gross  (367.8 net) producing oil and natural gas wells located in 46 predominately mature fields with established production profiles in 10 states. As of December 31, 2018,  100% of estimated proved reserves attributable to the Trust were classified as proved developed producing. For the year ended December 31, 2018, the net production attributable to the underlying properties was 1,137 MBOE or 3,115 BOE/d. Whiting operates approximately 55% of the underlying properties based on the December 31, 2018 reserve report standardized measure of discounted future net cash flows.

Whiting’s interests in the oil and natural gas properties comprising the underlying properties require Whiting to bear its proportionate share, along with the other working interest owners, of the costs to develop and operate such properties. Many of the properties comprising the underlying properties that are operated by Whiting are burdened by non‑working interests owned by third parties and royalty interests retained by the owners of the land subject to the working interests. The royalty interests typically entitle the landowner to receive at least 12.5% of the revenue derived from oil and natural gas production from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest is a working interest owner’s percentage of production and revenues, after reducing such interest by the percentage of burdens on production such as royalties and overriding royalties.

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of at least 11.79 MMBOE (10.61 MMBOE at the 90% NPI) of production from the underlying properties.  As of December 31, 2018, on a cumulative accrual basis 8.97 MMBOE (85%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. The remaining minimum reserve balance of 1.63 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year‑end 2018 reserve report. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 2.44 MMBOE as of December 31, 2018, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. However, the reserve report is based on the assumptions included therein. Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10‑K  for additional discussion of those assumptions and their inherent risks. The rate of future production cannot be predicted with certainty, and the Trust’s 10.61 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

Whiting’s  retained interest in the underlying properties, after deducting the NPI, entitles it to 10% of the net proceeds from the sale of oil, natural gas and natural gas liquids production attributable to the underlying properties during the term of the NPI and all of the net proceeds thereafter. This interest retained by Whiting provides it with an incentive to operate (or cause to be operated) the underlying properties in an efficient and cost‑effective manner. In addition, Whiting has agreed to operate the properties for which it is the designated operator as a reasonably prudent operator in the same manner that it would operate them if these properties were not burdened by the NPI. Furthermore, for those properties for which it is not the designated operator, Whiting has agreed to use commercially reasonable efforts to cause the operator to operate the property in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited.

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year‑over‑year rate of approximately 11.1% for oil and 23.0% for gas from 2019 through the estimated December 31, 2021 NPI termination date, assuming no additional developmental drilling or investments other than those assumed in the year‑end reserve report. However, cash distributions, if any, to unitholders may decline at a faster rate than the rate of production due to fixed and semi‑variable costs attributable to the underlying properties or if future development is delayed, reduced, or cancelled.

Reserves

As of December 31, 2018, all of the Trust’s  oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2018 attributable to (i) the Trust based on the term of its NPI,  and (ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(4)			Underlying Properties(5)
	(90% NPI through December 2021)(6)			(100% Full Economic Life)
	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves(1):
Developed	2,084	2,109	2,435	8,036	7,055	9,212
Undeveloped(2)	-	-	-	-	-	-
Total proved—December 31, 2018	2,084	2,109	2,435	8,036	7,055	9,212

Standardized measure(3)			$45,548			$101,358

____________

(1)

Oil and gas reserve quantities have been derived from NYMEX oil and gas prices of $65.56 per Bbl and $3.10 per MMBtu, respectively, which are calculated using an average of the first‑day‑of‑the month price for each month within the 12 months ended December 31, 2018, pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of January 2019 were $51.55 per Bbl and $3.23 per MMBtu, respectively.

(2)

This table does not include any proved undeveloped reserve quantities as of December 31, 2018 primarily because the underlying properties consist of mature producing properties that are essentially fully developed. While technical studies have identified an insignificant number of drilling locations that could meet the criteria of proved undeveloped reserves, such locations are not reflected in the December 31, 2018 reserve report because no future capital has been committed for the development of such reserves on the underlying properties.

(3)

Standardized measure of discounted future net cash flows as of December 31, 2018. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre‑tax PV 10% values.

(4)

The Trust’s estimated proved reserves as of December 31, 2018 on a 90% NPI basis were 2,435 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(5)

The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

(6)

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when minimum volumes of 10.61 MMBOE attributable to the NPI have been produced from the underlying properties and sold, or (b) the sale of the net profits interest. The December 31, 2018 reserve report projects that the underlying properties will produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest is not expected to contractually terminate until December 31, 2021, the December 31, 2018 reserve report includes 802 MBOE of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes.

(7)	Oil includes natural gas liquids.

Proved reserves. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first‑day‑of‑the month price for each month of 2018, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production and development expenditures required to produce the proved reserves as of December 31, 2018. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. Refer to “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10‑K  for more information.

A rollforward of changes in net proved reserves attributable to the Trust from January 1, 2018 to December 31, 2018, and the calculation of the standardized measure of the related discounted future net revenues are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in Item 8 of this Annual Report on Form 10‑K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2018, revisions to previous estimates increased proved reserves by a net amount of 225 MBOE. Included in these revisions were (i) 338 MBOE of upward adjustments caused by higher oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2018 compared to December 31, 2017 and (ii) 113 MBOE of net downward adjustments attributable to reservoir analysis. In addition, total extensions and discoveries of 149 MBOE in 2018 were attributable to successful drilling in the Keystone South field  pursuant to a farm-out agreement.

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

CG&A is a Texas Registered Engineering Firm. The Trust’s primary contact at CG&A is Mr. W. Todd Brooker, President. Mr. Brooker is a State of Texas Licensed Professional Engineer.  Refer to Appendix 1 and Exhibit 99 of this Annual Report on Form 10‑K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Brooker.

Whiting’s Senior Vice President of Planning and Reservoir Engineering is responsible for overseeing the preparation of the reserves estimates. He has over 37 years of experience including reservoir engineering and reserve estimation, and he holds a Bachelor of Science degree in petroleum engineering from the Colorado School of Mines. He is a registered Professional Engineer and a member of the Society of Petroleum Engineers.

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

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2018:

	Number of	Developed Acreage		Undeveloped Acreage		Total Acreage
Region	Fields	Gross	Net	Gross	Net	Gross	Net
Permian Basin	17	24,470	19,416	5,434	3,416	29,904	22,832
Rocky Mountains	14	24,903	10,162	-	-	24,903	10,162
Gulf Coast	8	10,412	3,968	470	153	10,882	4,121
Mid-Continent	7	2,367	1,219	40	34	2,407	1,253
Total	46	62,152	34,765	5,944	3,603	68,096	38,368

The following is a summary of the producing wells on the underlying properties as of December 31, 2018:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	273	246.0	955	92.0	1,228	338.0
Natural gas	30	25.4	45	4.4	75	29.8
Total	303	271.4	1,000	96.4	1,303	367.8

The following is a summary of the number of productive wells drilled on the underlying properties during the last three years.  There were no dry wells drilled on the underlying properties during the years ended December 31, 2018,  2017 and 2016.  A productive well is an exploratory, development or extension well that is not a dry well. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or gas well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Developmental
Oil wells(1)	2	0.50	2	0.50	3	0.02
Natural gas wells	-	-	-	-	-	-
Exploratory(2)
Oil wells	-	-	1	0.25	-	-
Natural gas wells	-	-	-	-	-	-
Total	2	0.50	3	0.75	3	0.02

____________

(1)	During 2016, a unitization occurred in the Garland field which resulted in an additional nine gross (1.76 net) oil wells being added to the Trust that were previously drilled.
(2)

No exploratory wells were in process of being drilled as of December 31, 2018 and 2017. As of December 31, 2016, one exploratory well was in process of being drilled pursuant to a farm‑out agreement in the Keystone South field, which resulted in a productive oil well in 2017.

As of December 31, 2018, no wells were in the process of being drilled or completed.

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2018	2017	2016
Net sales volumes:
Oil production (MBbl)(1)	936	964	1,002
Natural gas production (MMcf)	1,206	1,220	1,397
Total production (MBOE)	1,137	1,168	1,235
Average daily production (MBOE/d)	3.1	3.2	3.4
Garland field sales volumes(2):
Oil production (MBbl)(1)	147	152	154
Natural gas production (MMcf)	40	41	47
Total production (MBOE)	154	159	162
Keystone field sales volumes(2):
Oil production (MBbl)(1)	148	139	98
Natural gas production (MMcf)	384	310	289
Total production (MBOE)	212	190	146
Rangely field sales volumes(2):
Oil production (MBbl)(1)	149	149	162
Natural gas production (MMcf)	-	-	-
Total production (MBOE)	149	149	162
Average sales prices:
Oil (per Bbl)(1)	$53.91	$44.35	$35.22
Natural gas (per Mcf)	$3.40	$3.26	$2.48
Average production costs:
Production costs per BOE(3)	$24.65	$26.12	$24.55

____________

(1)	Oil includes natural gas liquids.
(2)

The Garland and Keystone fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2018. The Garland, Keystone and Rangely fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2017.  The Garland and Rangely fields  were the only field that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2016.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.6 million  ($1.38/BOE), $1.5 million  ($1.28/BOE) and $1.4 million  ($1.15/BOE) for the years ended December 31, 2018,  2017 and 2016, respectively.

Certain of the Trust’s wells are included in eight separate enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts. Aggregate production from such enhanced oil recovery fields averaged 1,041 BOE/d during 2018 or 33% of 2018 daily production from the underlying properties. For these areas, the operator needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Other than the underlying properties’ commitment of 11.79 MMBOE to the Trust pursuant to the terms of the NPI, neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. However, even this broad distribution may not provide protection against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2018, approximately 55% of these properties were operated by Whiting. Based on annual 2018 production attributable to the underlying properties, approximately 82% of production was crude oil and natural gas liquids and 18% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Permian Basin Region. The Permian Basin region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties consist of 17 fields of which Whiting operates wells in 12. The major fields in this region, include the Keystone South field that produces from the Clear Fork, Wolfcamp, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2018, the net production attributable to the underlying properties in the region was 519.8 MBOE or 1.4 MBOE/d.

Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 14 fields of which Whiting operates wells in four.  The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting‑operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2018, the net production attributable to the underlying properties in the region was 476.5 MBOE or 1.3 MBOE/d.

Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four.  The major field in this region is the Whiting‑operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2018, the net production attributable to the underlying properties in the region was 117.1 MBOE or 0.3 MBOE/d.

Mid‑Continent Region. The underlying properties in the Mid‑Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of seven fields of which Whiting operates wells in two.  The major field in this region is the Whiting‑operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2018, the net production attributable to the underlying properties in the region was 23.4 MBOE or 0.1 MBOE/d.

Abandonment, Sale, and Farm‑out of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate these properties if they were not burdened by the NPI. In addition, Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2018,  2017 and 2016, there were seven,  five and five gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

Divestitures. Whiting may, without the consent of the Trust unitholders, require the Trust to sell the NPI associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the NPI covered by such releases cannot exceed, during any 12‑month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such portion of the NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received.

No sales of oil and gas wells occurred during the years ended December 31, 2018 and 2017. During 2016 Whiting completed the sale of three shut‑in oil and gas wells (effective for all cost and sales proceeds, if any, beginning September 1, 2016) for a total purchase price of $65,000 ($58,500 to the 90% NPI). The divested properties were located within the Chester and Blair fields in Michigan and had no remaining proved reserves since these wells were being prepared for plugging and abandonment operations by Whiting.

Farm‑out agreements. For the underlying properties for which Whiting is the designated operator, it may enter into farm‑out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust, Whiting Oil and Gas entered into three farm‑out agreements with a third‑party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm‑out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal

Peak field in Howard County, Texas in February 2017 (the “Signal Peak farm‑out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm‑out”).

These farm‑out agreements provide the third‑party partner with the option, but not the obligation, to drill one well in each of the leasehold sections or units, as the case may be, subject to the applicable farm‑out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 75% working interest. As a result, the applicable underlying properties will consist of (i) 25% of the original working interest in these properties and (ii) an overriding royalty interest equal to the difference between 25% and the lease burdens of record. Upon completion of one well in each section or unit, as the case may be, pursuant to the terms of the applicable agreements, the partner has the option to drill (i) up to 15 additional wells under the Keystone South farm‑out, (ii) up to 12 additional wells under the Signal Peak farm‑out and (iii) one additional well under the Flying W farm‑out. For each of these additional optional wells,  the partner is required to pay 85% of the drilling and well completion costs otherwise ascribed to the underlying properties for a 75% working interest. Given the Trust’s interest in the NPI, the Trust would be responsible for 13.5% of the underlying properties’ remaining drilling and well completion costs at the 90% NPI, subject to the average annual capital expenditure amount limitation as described in the “Computation of Net Proceeds” section in Item I of this Annual Report on Form 10‑K.

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, and a fourth well was drilled and completed during the second quarter of 2018, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the second quarter of 2019 if no additional drilling has commenced by that time. In addition, the partner drilled and completed the first well under the Flying W farm-out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. No drilling operations have occurred under the Signal Peak farm-out, and if no such drilling has commenced on or before September  30, 2019 the agreement will terminate.

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
•

a variety of contractual obligations arising under operating agreements, farm‑out agreements, production sales contracts and other agreements that may affect these properties or Whiting’s  title thereto;

•

liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

•	pooling, unitization and communitization agreements, declarations and orders;
•	easements, restrictions, rights‑of‑way and other matters that commonly affect property;
•	conventional rights of reassignment that obligate Whiting to reassign all or part of a property to a third party if Whiting intends to release or abandon such property; and
•	rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the underlying properties and the NPI therein.

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

Net profits interests are non‑operating, non‑possessory interests carved out of the oil and natural gas leasehold estate, but some jurisdictions have not directly determined whether a NPI is a real or a personal property interest. Whiting has recorded the conveyance of the NPI in the relevant real property records of all applicable jurisdictions. Whiting has informed the Trustee that Whiting believes the delivery and recording of the conveyance creates a fully conveyed and vested property interest under the applicable state’s laws, but because there is no direct authority to this effect in some jurisdictions, this may not always be the result. Whiting has also informed the Trustee that Whiting believes that it is possible the NPI may not be treated as a real property interest under the laws of certain of the jurisdictions where the underlying properties are located. Whiting has also informed the Trustee that Whiting believes that, if, during the term of the NPI, Whiting becomes involved as a debtor in a bankruptcy proceeding, the NPI relating to the underlying properties in most, if not all, of the jurisdictions should be treated as a fully conveyed property interest. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the NPI is not a fully conveyed property interest under the laws of the applicable jurisdiction, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to the NPI in the pending bankruptcy proceeding. Although no assurance can be given, Whiting has informed the Trustee that Whiting believes that the conveyance of the NPI relating to the underlying properties in most, if not all, of the jurisdictions of which these properties are located should not be subject to rejection in a bankruptcy proceeding as an executory contract.

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

The high and low sales prices per unit for each quarter in 2018 and 2017 were as indicated in the table below as reported by the OTC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Per Unit
	High	Low
Year Ended December 31, 2018
First quarter (January 1 through March 31)	$1.54	$1.11
Second quarter (April 1 through June 30)	$3.80	$1.30
Third quarter (July 1 through September 30)	$3.16	$1.70
Fourth quarter (October 1 through December 31)	$2.95	$1.00

Year Ended December 31, 2017
First quarter (January 1 through March 31)	$1.21	$0.90
Second quarter (April 1 through June 30)	$1.30	$0.95
Third quarter (July 1 through September 30)	$1.20	$0.98
Fourth quarter (October 1 through December 31)	$1.25	$1.02

At  December 31, 2018, the 18,400,000 units outstanding were held by two unitholders of record.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2018.

Item 6. Selected Financial Data

The following table sets forth selected data based on the Trust’s audited financial statements  for the periods presented (in thousands, except distributable income per unit and Trust units outstanding data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Income from net profits interest	$18,924	$6,727	$1,548	$10,161	$52,362
Distributable income	$18,109	$5,814	$1,199	$9,360	$51,389
Distributable income per unit	$0.984171	$0.315961	$0.065170	$0.508693	$2.792906

	December 31,
	2018	2017	2016	2015	2014
Trust corpus	$12,357	$17,812	$23,929	$30,966	$57,789
Total assets at year-end	$12,638	$18,189	$24,113	$31,245	$58,079
Trust units outstanding	18,400,000	18,400,000	18,400,000	18,400,000	18,400,000

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward‑looking statements, which include expectations or forecasts of future events. Please refer to “Forward‑Looking Statements” which follows the Table of Contents of this Form 10‑K for an explanation of these types of statements.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2018. The 2018 NPI distributions are mainly affected, however, by October 2017 through September 2018 oil prices and September 2017 through August 2018 natural gas prices.

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83
Natural gas	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62

Lower oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). If oil, NGL and natural gas prices decline or remain at current levels in future periods, the amount of net proceeds to which the Trust is entitled is likely to be significantly lower than the net proceeds the Trust has received and distributed to Trust unitholders prior to 2015 due to the sustained lower commodity price environment.  All costless collar hedge contracts Whiting entered into, and in turn conveyed to the Trust, terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures as was the case for the November 2017 and the February 2019 distributions.

Trust termination. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE to the 90% net profits interest) have been produced from the underlying properties and sold, which is estimated to be prior to December 31, 2021 based on the Trust’s year‑end 2018 reserve report, or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at termination of the Trust. As of December 31, 2018, on a cumulative accrual basis, 8.97 MMBOE (85%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve balance of 1.63 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year‑end 2018 reserve report. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 2.44 MMBOE as of December 31, 2018, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. For additional discussion relating to the assumptions underlying the estimated date when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) will be produced and sold from the underlying properties,  refer to “Description of the Underlying Properties” in Item 2  of this Annual Report on Form 10‑K.

For a discussion of material changes to proved reserves, refer to “Reserves” in Item 2 of this Annual Report on Form 10‑K. Additionally, for a discussion of the need to use enhanced recovery techniques, refer to  “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10‑K.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate  a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the reserve report of $5.3 million estimated to be spent over the remaining three years. No assurance can be given, however, that any such expenditures will be made, or if made, that they will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet the  $5.3 million budgeted amount of capital expenditures over such time frame. With respect to the underlying properties, Whiting expects, but is not obligated, to implement the development strategies described below relative to each of the following regions. For fields in which Whiting is not the operator, Whiting will have limited control over the timing and amount of capital expenditures in those areas. Please read “Risk factors — Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” Information relating to planned capital expenditures on fields for which Whiting is not the operator represent Whiting’s most recent understanding of the planned expenditures and activities of the operator thereof.

The following table summarizes the underlying properties’ planned capital expenditures per the reserve report for 2019 through the NPI termination date, which is currently estimated to be December 31, 2021:

	2019 - 2021 Planned Capital Expenditures(2)
	(in millions)	Gross Wells	Net Wells
Rocky Mountains Region:
Rangely field — CO2 and maintenance capital	$3.9	-	-
Garland field — maintenance capital	1.4	-	-
Total(1)	$5.3	-	-

____________

(1)	The planned capital expenditures attributable to the Trust’s 90% net profits interest are $4.8 million.
(2)	The planned capital expenditures for each of the three remaining years of the NPI are below the annual capital expenditure limitation, which limitation became effective January 1, 2018.

Rocky Mountains Region.  The Rangely field, operated by Chevron Corporation, is located in Rio Blanco County, Colorado. This field was discovered in 1931 with development drilling commencing in 1943. The field is currently producing under the tertiary recovery process of CO2 injection. The underlying properties include a 4.6% working interest in the Rangely Weber Sand Unit. Capital is expended each year to purchase CO2 for injection in the field. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are $1.4 million, $1.3 million and $1.2 million for 2019, 2020 and 2021, respectively, through the estimated termination of the NPI. Such capital costs are comprised mainly of CO2 purchases and plant and equipment expenditures. During 2017, Chevron Corporation advised Whiting of a mandatory compliance‑driven inspection and maintenance project for the Rangely Weber Sand Unit, which commenced in June 2017 and was completed during July 2017. The cost of the project attributable to the underlying properties was $1.5 million ($1.4 million to the 90% NPI), the vast majority of which were capital expenditures. Whiting is not aware of any other development plans by Chevron at this time, however, Chevron may propose capital expenditures in the future.

Whiting owns a non‑operated working interest in the Garland field located in Big Horn County, Wyoming, which produces from the Madison and Tensleep zones. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are approximately $0.1 million for 2019 and $0.6 million per year for 2020 and 2021, respectively, through the estimated termination of the NPI. Although Whiting is not aware of any other development plans by this operator or other operators of the underlying properties in this region, these operators may propose additional capital expenditures in the future.

Additionally, although Whiting has not identified any future capital expenditures for the Whiting‑operated fields in the Rocky Mountains region at this time, further study or offsetting drilling activity may result in capital expenditures in the future.

Other Regions. Although Whiting has not identified any future capital expenditures for its operated fields in the Permian Basin, Gulf Coast and Mid‑Continent regions  at this time, further study or offsetting development activity may result in additional capital expenditures in the future. Additionally, although Whiting is not aware of any development plans by other operators of the underlying properties in these regions, operators may propose capital expenditures in the future.

Annual capital expenditure limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three,  which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation beginning December 31, 2017. The capital expenditures incurred during 2018 did not exceed this annual limitation, and capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.1 million during the year ending December 31, 2019.

Farm‑out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust (other than those capital expenditures already contemplated in the reserve report), Whiting Oil and Gas entered into three farm‑out agreements with a third‑party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm‑out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017 (the “Signal Peak farm‑out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm‑out”).

These farm‑out agreements provide the third‑party partner with the option, but not the obligation, to drill one well in each of the leasehold sections or units, as the case may be, subject to the applicable farm‑out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 75% working interest. As a result, the applicable underlying properties will consist of (i) 25% of the original working interest in these properties and (ii) an overriding royalty interest equal to the difference between 25% and the lease burdens of record. Upon completion of one well in each section or unit, as the case may be, pursuant to the terms of the applicable agreements, the partner has the option to drill (i) up to 15 additional wells under the Keystone South farm‑out, (ii) up to 12 additional wells under the Signal Peak farm‑out and (iii) one additional well under the Flying W farm‑out. For each of these additional optional wells, the partner is required to pay 85% of the drilling and well completion costs otherwise ascribed to the underlying properties for a 75% working interest. Given the Trust’s interest in the NPI, the Trust would be responsible for 13.5% of the underlying properties’ remaining drilling and well completion costs at the 90% NPI, subject to the average annual capital expenditure amount limitation discussed above.

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, and a fourth well was drilled and completed during the second quarter of 2018, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the second quarter of 2019 if no additional drilling has commenced by that time. In addition, the partner drilled and completed the first well under the Flying W farm-out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. No drilling operations have occurred under the Signal Peak farm-out, and if no such drilling has commenced on or before September 30, 2019 the agreement will terminate.

Results of Trust Operations

The following is a summary of income from net profits interest and distributable income received by the Trust for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

Trust Results

	Year Ended December 31,
	2018		2017		2016
Sales volumes:
Oil from underlying properties (MBbl)(1)	955	(4)	965	(5)	1,028	(6)
Natural gas from underlying properties (MMcf)	1,307	(4)	1,220	(5)	1,522	(6)
Total production (MBOE)	1,173		1,168		1,282
Average sales prices:
Oil (per Bbl)(1)	$54.28		$42.42		$33.75
Natural gas (per Mcf)(2)	$3.29		$3.18		$2.15
Cost metrics:
Lease operating expenses (per BOE)	$24.64		$26.19		$24.26
Production tax rate (percent of total revenues)	5.1%		4.8%		5.1%
Revenues:
Oil sales(1)	$51,827	(4)	$40,931	(5)	$34,706	(6)
Natural gas sales	4,296	(4)	3,883	(5)	3,278	(6)
Total revenues	56,123		44,814		37,984
Costs:
Lease operating expenses	28,900		30,595		31,101
Production taxes	2,887		2,132		1,941
Development costs	3,309		4,613		3,222
Cash settlements on commodity derivatives(3)	-		-		-
Total costs	35,096		37,340		36,264
Net proceeds	21,027		7,474		1,720
Net profits percentage	90%		90%		90%
Income from net profits interest	18,924		6,727		1,548
Proceeds from sale of oil and gas properties	-		-		389
Provision for estimated Trust expenses	(800)		(900)		(728)
Montana state income tax withheld	(15)		(13)		(10)
Distributable income	$18,109		$5,814		$1,199

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the years ended December 31, 2018 and 2017 exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the year ended 2016 are still “liquids rich”, such liquids content did not result in a premium to the NYMEX natural gas price due to depressed liquids prices during that period.

(3)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10‑K, all costless collar hedge contracts terminated as of December 31, 2014, and no additional hedges are allowed to be placed on Trust assets. Consequently, there are no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(4)

Oil and gas sales volumes and related revenues for the year ended December 31, 2018 (consisting of Whiting’s  February 2018,  May 2018,  August 2018 and November 2018 distributions to the Trust) generally represent crude oil production from October 2017 through September 2018 and natural gas production from September 2017 through August 2018.

(5)

Oil and gas sales volumes and related revenues for the year ended December 31, 2017 (consisting of Whiting’s February 2017, May 2017, August 2017 and November 2017 distributions to the Trust) generally represent crude oil production from October 2016 through September 2017 and natural gas production from September 2016 through August 2017.

(6)

Oil and gas sales volumes and related revenues for the year ended December 31, 2016 (consisting of the February 2016 and May 2016 net losses and August 2016 and November 2016 distributions to the Trust) generally represent crude oil production from October 2015 through September 2016 and natural gas production from September 2015 through August 2016.

Comparison of Results of the Trust for the Years Ended December 31, 2018 and 2017

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

Revenues. Oil and natural gas revenues were $10.9 million (or 27%) higher in 2018  compared to 2017.  Sales revenue is a function of average commodity prices realized and oil and gas volumes sold.  The increase in revenue between periods was due to significantly higher realized oil prices  as well as slight increases in natural gas realized prices and production volumes. The average sales price realized increased for crude oil and natural gas by 28% and 3%, respectively, between periods primarily as a result of higher NYMEX oil prices and improved natural gas differentials, which were partially offset by rising oil differentials.  Crude oil production volumes decreased by 10 MBbls (or 1%) between periods and natural gas volumes increased by 88 MMcf (or 7%) in 2018 compared to 2017.  The lower oil volumes between periods  were primarily related to normal field production decline, which were partially offset by three new wells that came online as a result of the Keystone South farm‑out.  The higher gas volumes between periods were primarily related to (i) gas production from 14 wells in the Keystone South field, which was flared during a portion of 2017 as a result of a gas plant in Texas being shutdown and (ii) the new Keystone South farm-out wells.  These gas volume increases between periods were partially offset, however, by gas from one unit in the Lake Como field being flared instead of produced as the result of a gas plant in Mississippi being shutdown for a portion of 2018, as well as two wells that were shut-in during portions of 2018.  Based on the December 31, 2018 reserve report, overall production attributable to the underlying properties is expected to decline at an average year‑over‑year rate of approximately 11.1% for oil and 23.0% for gas from 2019 through the estimated December 31, 2021  NPI termination date.

Lease Operating Expenses. LOE decreased  $1.7 million (or 6%) during the year ended December 31, 2018 compared to the same 2017 period primarily due to (i) an $0.8 million decline in oilfield goods and services, (ii) lower operating costs on Whiting-operated properties of $0.5 million and (iii) a  $0.4 million decline in ad valorem taxes.  LOE on a per BOE basis decreased 6%  from $26.19 during 2017 to $24.64 for 2018 mainly as a result of the lower overall LOE between periods.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percent of revenues increased 0.3% from 4.8% during 2017 to 5.1% during 2018. Additionally, overall production taxes in 2018 increased $0.8 million (or 35%) as compared to 2017. These increases are primarily due to (i) higher oil and natural gas revenues between periods and (ii) certain wells within the Torchlight field in Wyoming being granted a “stripper well” production tax exemption during 2017,  which reduced the tax rate for production volumes from these wells and resulted in a tax refund of $0.2 million in 2017 related to prior periods.

Development Costs. Development costs were $1.3 million (or 28%) lower in 2018 as compared to 2017.  Development costs between periods were impacted by (i) a  $1.2 million decrease related to a mandatory compliance‑driven inspection and maintenance project for the Chevron Corporation operated Rangely Weber Sand Unit which took place during 2017,  (ii) a $0.7 million decrease relating to differences in timing associated with invoices received and paid between periods for non‑operated properties in the Sand Tank field and (iii) reduced drilling and capital workover costs in the Flying W field of $0.3 million. These lower expenditures were partially offset by increased drilling and capital workover costs of $0.9 million between periods in the Rangely, Deb, Cedar Hills, West Dickinson and Keystone South fields.

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

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during 2016 and the November 2017  and February 2019 distributions), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of February 28, 2019, the Trust had cash reserves of $0.3 million for the payment of its administrative expenses.

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

Reserve for Expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the years ended December 31, 2018, 2017 and 2016. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the year ended December 31, 2018, Whiting incurred $1.8 million of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

Off‑Balance Sheet Arrangements

The Trust has no off‑balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2018 to make future payments during the specified time periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years(4)
Delaware Trustee fees(1)	$11	$4	$7	$-
Trustee administrative service fees(2)	579	188	391	-
Whiting administrative service fees(3)	600	200	400	-
Total	$1,190	$392	$798	$-

____________

(1)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.
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

(4)

The “3‑5 years” period represents obligations after the estimated December 2021 Trust termination date, based on the Trust’s 2018 reserve report, although actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2018 applicable to the Trust or its financial statements.

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

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust and its results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC, as specified by FASB ASC Topic 932, Extractive Activities – Oil and Gas:  Financial Statements of Royalty Trusts. For additional information regarding the Trust’s basis of accounting, refer to Note 2 to the Financial Statements included in this Annual Report on Form 10‑K.

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

The standardized measure of discounted future net cash flows is prepared using assumptions made pursuant to FASB and SEC guidelines. Such assumptions include using average fiscal‑year oil and gas prices (calculated as the unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within the 12‑month reporting period)  and year‑end costs for estimated future production and development expenditures. Discounted future net cash flows are calculated using a 10% discount rate. Changes in any of these assumptions could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

Amortization of Net Profits Interest. The investment in net profits interest is amortized using the units‑of‑production method. The rate of recording amortization is dependent upon the Trust’s estimates of total proved reserves, which incorporates various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which amortization expense is recorded would increase, reducing Trust corpus.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10‑K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Whiting USA Trust II and

The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Whiting USA Trust II, (“the Trust”) as of December 31, 2018 and 2017, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2018 and 2017, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2018, in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 22, 2019

We have served as the Trust’s auditor since 2011.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2018	2017
ASSETS
Cash and short-term investments	$281	$377
Investment in net profits interest, net	12,357	17,812
Total assets	$12,638	$18,189
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$281	$377
Trust corpus (18,400,000 Trust units issued and outstanding as of December 31, 2018 and December 31, 2017)	12,357	17,812
Total liabilities and Trust corpus	$12,638	$18,189

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2018	2017	2016
Income from net profits interest	$18,924	$6,727	$1,548
General and administrative expenses	(896)	(707)	(823)
Proceeds from sale of oil and gas properties	-	-	389
Cash reserves used (withheld) for current Trust expenses	96	(193)	95
State income tax withholding	(15)	(13)	(10)
Distributable income	$18,109	$5,814	$1,199
Distributable income per unit	$0.984171	$0.315961	$0.065170

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Trust corpus, beginning of period	$17,812	$23,929	$30,966
Distributable income	18,109	5,814	1,199
Distributions to unitholders	(18,109)	(5,814)	(1,199)
Amortization of investment in net profits interest	(5,455)	(6,117)	(7,037)
Trust corpus, end of period	$12,357	$17,812	$23,929

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%‑owned subsidiary of Whiting, to the Trust. The NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid‑Continent regions of the United States (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2018, these oil and gas properties included interests in approximately 1,303 gross (367.8 net) producing oil and gas wells.

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

As of December 31, 2018, on a cumulative accrual basis,  8.97 MMBOE (85%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. The portion of Trust reserves divested through December 31, 2018 includes 0.02 MMBOE of proved reserves from certain producing oil and gas wells located within the Cooks Peak field in North Dakota that were sold for a purchase price of $0.4 million ($0.3 million to the 90% NPI) during the first quarter of 2016. Additionally, Whiting divested three shut‑in oil and gas wells located within the Chester and Blair fields in Michigan for a purchase price of $65,000 ($58,500 to the 90% NPI)  during the fourth quarter of 2016. However, these divested properties had no remaining proved reserves since these wells were being prepared for plugging and abandonment operations by Whiting. The remaining minimum reserve balance of 1.63 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year‑end 2018 reserve report.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the NPI and payments of expenses incurred. Actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The NPI entitles the Trust to receive revenues (oil, gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; payments made by Whiting to the hedge counterparty upon settlements of hedge contracts; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million; exceed hedge payments received by Whiting under hedge contracts and other non‑production revenue) of the underlying properties multiplied by 90% (NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices, subject to adjustment for the recovery of accumulated net losses funded by Whiting and accrued interest.

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

e.

Amortization of the investment in net profits interest is calculated based on the units‑of‑production method. Such amortization is charged directly to Trust corpus and does not affect distributable income; and

f.

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

Cash and Short‑Term Investments — Cash and short‑term investments include all highly liquid short‑term investments with original maturities of three months or less.

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the years ended December 31, 2018,  2017 and 2016.

	2018	2017	2016
Plains Marketing, LP	20%	17%	16%
Chevron USA	16%	15%	15%
Merit Management Partners I, LP (previously Marathon Oil Corporation)	13%	14%	9%
Phillips 66 Company	9%	11%	11%

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2018 applicable to the Trust or its financial statements.

3.   INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which are reflected at their fair value as of March 31, 2012),  which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest was $18.6 million and  $13.2 million as of December 31, 2018 and 2017, respectively.

4.   INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows:

	Year Ended December 31,
	2018		2017		2016
Revenues:
Oil sales(1)	$51,827	(3)	$40,931	(4)	$34,706	(5)
Natural gas sales	4,296	(3)	3,883	(4)	3,278	(5)
Total revenues	56,123		44,814		37,984
Costs:
Lease operating expenses	28,900		30,595		31,101
Production taxes	2,887		2,132		1,941
Development costs	3,309		4,613		3,222
Cash settlements on commodity derivatives(2)	-		-		-
Total costs	35,096		37,340		36,264
Net proceeds	21,027		7,474		1,720
Net profits percentage	90%		90%		90%
Income from net profits interest	$18,924		$6,727		$1,548

____________

(1)	Oil includes natural gas liquids.
(2)

As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10‑K, all costless collar hedge contracts terminated as of December 31, 2014, and no additional hedges are allowed to be placed on Trust assets. Consequently, there are no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(3)

Oil and gas sales volumes and related revenues for the year ended December 31, 2018 (consisting of Whiting’s February 2018, May 2018,  August 2018 and November 2018 distributions to the Trust) generally represent crude oil production from October 2017 through September 2018 and natural gas production from September 2017 through August 2018.

(4)

Oil and gas sales volumes and related revenues for the year ended December 31, 2017  (consisting of Whiting’s  February 2017,  May 2017,  August 2017 and November 2017 distributions to the Trust) generally represent crude oil production from October 2016 through September 2017 and natural gas production from September 2016 through August 2017.

(5)

Oil and gas sales volumes and related revenues for the year ended December 31, 2016 (consisting of the February 2016 and May 2016 net losses and August 2016 and November 2016 distributions to the Trust) generally represent crude oil production from October 2015 through September 2016 and natural gas production from September 2015 through August 2016.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $15,119,  $12,828 and $10,169 related to Montana state income taxes for the years ended December 31, 2018,  2017 and 2016, respectively. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

There were no distributions to the Trust unitholders during the first three quarters of 2016 primarily due to the net profits interest generating net losses or limited net proceeds as a result of lower oil and natural gas prices during those quarterly payment periods. The NPI generated net losses of $1.2 million during the second quarter of 2016, which net losses were funded by Whiting at the time they were incurred. All accumulated net losses, plus accrued interest, were recovered by Whiting in full during the third quarter of 2016. There were no accumulated net losses funded or recovered by Whiting during the years ended December 31, 2018 and 2017.

The following table presents the net profits interest accumulated net losses for the years ended December 31, 2018,  2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Accumulated net losses, beginning of period	$-	$-	$-
Net losses funded by Whiting	-	-	(1,201)
Accumulated net losses recovered by Whiting(1)	-	-	1,201
Accumulated net losses, end of period(1)	$-	$-	$-

____________

(1)

The $1.2 million of accumulated net losses together with the accrued interest of $657 were recovered by Whiting in full during the third quarter of 2016, which interest is included in general and administrative expenses in the 2016 statement of distributable income.

7.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the years ended December 31, 2018,  2017 and 2016, Whiting incurred $1.8 million,  $0.7 million and $0.6 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2018,  2017 and 2016 (dollars in thousands, except monthly amounts per well):

	Year Ended December 31,
	2018	2017	2016
Total overhead charges (in thousands)	$1,259	$1,403	$1,561
Overhead charge per month per active operated well	$346	$372	$409

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2018,  2017 and 2016 includes  $200,000 in each period for quarterly administrative fees paid to Whiting.

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

Accordingly, the escalated quarterly administrative fee of $45,965 was paid by the Trust starting in the second quarter of 2018. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2018, 2017 and 2016 include $182,738,  $178,281 and $175,000, respectively, for administrative fees paid to the Trustee.

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

Lending to the Trust —The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non‑interest bearing account, and make other short term investments with the funds distributed to the Trust. As of December 31, 2018 and 2017, the Trust had no borrowings outstanding.

8.  SUBSEQUENT EVENTS

On March 1, 2019, a distribution of $0.095481 per Trust unit was paid to Trust unitholders of record on February 19, 2019. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $2.0 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $4,976 for Montana state income tax withholdings.

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

As of December 31, 2018, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are maintained.

The following is a summary of the changes in quantities of proved developed oil and gas reserves attributable to the Trust for the years ended December 31, 2016,  2017 and 2018:

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBOE)
Balance — January 1, 2016(1)(2)	4,073	4,505	4,824
Revisions to previous estimates	82	(484)	2
Extensions and discoveries	4	-	4
Divestitures	-	-	-
Production	(902)	(1,257)	(1,112)
Balance — December 31, 2016(1)(2)(3)	3,257	2,764	3,718
Revisions to previous estimates	147	797	279
Extensions and discoveries	116	131	138
Divestitures	-	-	-
Production	(868)	(1,098)	(1,051)
Balance — December 31, 2017(1)(2)(3)	2,652	2,594	3,084
Revisions to previous estimates	149	459	225
Extensions and discoveries	125	141	149
Divestitures	-	-	-
Production	(842)	(1,085)	(1,023)
Balance — December 31, 2018(1)(2)(3)	2,084	2,109	2,435
Proved developed reserves:
December 31, 2015	4,073	4,505	4,824
December 31, 2016	3,257	2,764	3,718
December 31, 2017	2,652	2,594	3,084
December 31, 2018	2,084	2,109	2,435

____________

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2016,  December 31, 2016,  2017 and 2018 were 8.9 MMBOE,  7.4 MMBOE,  7.9 MMBOE and 9.2 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are on a 90% NPI Trust life basis.

(2)

The following table does not include any proved undeveloped reserve quantities for the years ended December 31, 2018, 2017, 2016 or 2015 primarily because the underlying properties consist of mature producing properties that are generally fully developed. While technical studies have identified an insignificant number of drilling locations that could meet the criteria of proved undeveloped reserves, such locations are not reflected in the reserve reports because no future capital has been committed for the development of such reserves on the underlying properties.

(3)

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021 or (2) the time when the Trust’s minimum volumes of 10.61 MMBOE have been produced and sold from the underlying properties, or (b) the sale of the net profits interest. The December 31, 2018 reserve report projects that the underlying properties will produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest is not expected to contractually terminate until December 31, 2021, the December 31, 2018 reserve report includes  802 MBOE of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes.

Notable changes in proved reserves for the year ended December 31, 2018 included:

•

Revisions to previous estimates. In 2018, revisions to previous estimates increased proved reserves by a net amount of 225 MBOE. Included in these revisions were (i) 338 MBOE of upward adjustments caused by higher oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2018 compared to December 31, 2017 and (ii) 113 MBOE of net downward adjustments attributable to reservoir analysis.

•	Extensions and discoveries. In 2018, total extensions and discoveries of 149 MBOE were attributable to successful drilling in the Keystone South field pursuant to a farm‑out agreement.

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

•	Extensions and discoveries. In 2017, total extensions and discoveries of 138 MBOE were attributable to successful drilling in the Keystone South field pursuant to a farm‑out agreement.

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

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure relating to proved oil and gas reserves and the changes in the standardized measure relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC Topic 932,  Extractive Activities—Oil and Gas. Future cash inflows as of each period end were computed by applying average fiscal‑year prices (calculated as the unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within the 12‑month period ended) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year‑end costs and assuming the continuation of existing economic conditions. The standardized measure of discounted future net cash flows has not been reduced by federal or state income taxes due to taxable income being passed through to the unitholders of the Trust.

The standardized measure relating to proved oil and gas reserves attributable to the Trust is as follows (in thousands):

	December 31,
	2018	2017	2016
Future cash inflows	$121,469	$127,724	$118,743
Future production costs	(65,110)	(85,623)	(80,734)
Future development costs	(4,740)	(8,090)	(11,085)
Future net cash flows	51,619	34,011	26,924
10% annual discount for estimated timing of cash flows	(6,071)	(4,949)	(5,945)
Standardized measure of discounted future net cash flows(1)	$45,548	$29,062	$20,979

____________

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in the standardized measure relating to proved oil and gas reserves attributable to the Trust are as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning of year	$29,062	$20,979	$41,035
Sale of oil and gas produced, net of production costs	(19,926)	(11,503)	(4,517)
Sale of minerals in place	-	-	-
Net changes in prices and production costs	23,272	9,512	(23,820)
Extensions and discoveries less related costs	3,051	1,803	37
Previously estimated development costs incurred during the period	2,407	1,747	2,601
Changes in estimated future development costs	177	782	1,521
Revisions of previous quantity estimates	4,599	3,644	18
Accretion of discount	2,906	2,098	4,104
End of year	$45,548	$29,062	$20,979

Future cash inflows included in the standardized measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) as follows:

	December 31,
	2018	2017	2016
Oil (per Bbl)	$55.60	$45.07	$34.47
Gas (per Mcf)	$2.67	$3.16	$2.34

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2018
Income from net profits interest	$3,305	$5,448	$5,758	$4,413	$18,924
Distributable income	$3,151	$5,244	$5,505	$4,209	$18,109
Distributions per unit	$0.171231	$0.285007	$0.299197	$0.228736	$0.984171

Year Ended December 31, 2017
Income (loss) from net profits interest	$1,476	$2,934	$1,901	$416	$6,727
Distributable income	$1,174	$2,679	$1,698	$263	$5,814
Distributions per unit	$0.063784	$0.145591	$0.092270	$0.014316	$0.315961

____________

(1)	Dollars in thousands, except distributions per unit.

******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Whiting to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (a) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (b) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. Refer to the risk factors entitled “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the unitholders have any ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K, for a description of certain risks relating to these arrangements and reliance on information when reported by Whiting to the Trustee and recorded in the Trust’s results of operations.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2018,  there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. Based solely on a review of these reports and any such reports furnished to the Trustee, the Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2018.

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

Item 11. Executive Compensation

During the year ended December 31, 2018,  the Trustee received administrative fees from the Trust in the amount of $182,738. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Lyda Hunt-Margaret Trust-Al G. Hill, Jr., Albert Hill Trust, and 2010 GC Trust(1)	1,305,000	7.1%

____________

(1)

Based on a Schedule 13G dated March 3, 2015 filed jointly by the Lyda Hunt-Margaret Trust-Al G. Hill, Jr., the Albert Hill Trust, and the 2010 GC Trust (collectively, the “Reporting Persons”). The principal business office address of each of the Reporting Persons is 47 Highland Park Village, Suite 200, Dallas, Texas 75205.  According to the filing, the Lyda Hunt-Margaret Trust-Al G. Hill, Jr. has no sole voting and investment power with respect to units and shared voting and investment power with respect to 735,000 units; the Albert Hill Trust has no sole voting and investment power with respect to units and shared voting and investment power with respect to 470,000 units; and the 2010 GC Trust has no sole voting and investment power with respect to units and shared voting and investment power with respect to 100,000 units. According to the filing, the Reporting Persons collectively beneficially owned 1,305,000 units as of the date of the filing.

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

Plugging and Abandonment

During the year ended December 31, 2018, Whiting incurred $1.8 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2018, the Trust’s portion of the monthly charge totaled $1.3 million and averaged $346 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2018 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2018 services is $183,859, which was paid in four quarterly installments and billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2018 include $182,738 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accounting Fees and Services

The Trust does not have an audit committee. Any pre‑approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2019. During fiscal 2018, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2018 and 2017 by Deloitte:

	2018	2017
Audit fees(1)	$185,000	$185,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$185,000	$185,000

____________

(1)	Fees for audit services in 2018 and 2017 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Refer to the Index to Whiting USA Trust II Financial Statements included in Item 8 of this Annual Report on Form 10‑K for a list of all financial statements filed as part of this report.

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Exhibit Index.

Item 16. Form 10‑K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Certificate of Trust of Whiting USA Trust II [Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S‑1 (Registration No. 333‑178586)].
3.2*

Amended and Restated Trust Agreement, dated March 28, 2012, by and among Whiting Oil and Gas Corporation, The Bank of New York Mellon Trust Company, N.A. as Trustee and Wilmington Trust, National Association, as Delaware Trustee. [Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8‑K filed on March 28, 2012 (File No. 001‑35459)].

10.1*

Conveyance and Assignment, dated March 28, 2012, from Whiting Oil and Gas Corporation to The Bank of New York Mellon Trust Company, N.A. as Trustee of Whiting USA Trust II [Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8‑K filed on March 28, 2012 (File No. 001‑35459)].

10.2*

Administrative Services Agreement, dated March 28, 2012, by and between Whiting Oil and Gas Corporation and Whiting USA Trust II [Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8‑K filed on March 28, 2012 (File No. 001‑35459)].

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated February 5, 2019  [Incorporated by reference to Appendix 1 of this Annual Report on Form 10‑K for the year ended December 31, 2018 filed on March 22, 2019 (File No. 001‑35459)].

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

March 22, 2019

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

Appendix 1

CAWLEY, GILLESPIE & ASSOCIATES, INC.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE, SUITE 100	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729‑1707	FORT WORTH, TEXAS 76102‑4987	HOUSTON, TEXAS 77002‑5008
512‑249‑7000	817‑336‑2461	7136519944
	www.cgaus.com

February 5, 2019

The Bank of New York Mellon Trust Company, N.A.

As Trustee of Whiting USA Trust II

601 Travis Street, 16th Floor

Houston, Texas 77002

Re:	Evaluation Summary – SEC Price
Whiting USA Trust II Underlying Properties
Total Proved Reserves
Certain Properties Located in Various States
As of December 31, 2018

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue

Gentlemen:

We are submitting our estimates of total proved reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation to the Whiting USA Trust II. These oil and gas properties are located in Arkansas, Colorado, Michigan, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas  and Wyoming, and this report has been prepared for the Trustee of Whiting USA Trust II based on its request.  Included in the tables below are the total proved reserves attributable to (i) the same underlying properties through their full economic life and (ii) the same underlying properties but only the reserves estimated to be produced by December 31, 2021, which is the estimated termination date for Whiting USA Trust II.  This report, completed February 5, 2019, was prepared for the purpose of public disclosure by Whiting in filings made with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements set forth in SEC regulations, and it includes results for an SEC pricing scenario accordingly.  It covers 100% of the total proved reserves estimated for Whiting USA Trust II.  The results of this evaluation are presented in the two tables immediately below as follows:

Underlying Properties Full Economic Life
		Proved	Proved	Proved
		Developed	Developed	Developed	Proved	Total
Net Reserves		Producing	Shut-In	Behind Pipe	Developed	Proved
Oil	- Mbbl	7,368.5	0.0	381.0	7,749.5	7,749.5
Gas	- MMcf	5,862.6	0.0	1,192.7	7,055.3	7,055.3
NGL	- Mbbl	286.6	0.0	0.0	286.6	286.6
Equivalent*	- Mbbl	8,632.2	0.0	579.8	9,212.0	9,212.0
Revenue
Oil	- M$	415,402.2	0.0	23,707.3	439,109.5	439,109.5
Gas	- M$	13,736.2	0.0	3,393.5	17,129.6	17,129.6
NGL	- M$	11,503.9	0.0	0.0	11,503.9	11,503.9
Severance Taxes	- M$	23,322.4	0.0	1,345.1	24,667.4	24,667.4
Ad Valorem Taxes	- M$	13,345.8	0.0	238.0	13,583.8	13,583.8
Operating Expenses	- M$	238,554.3	0.0	10,549.8	249,104.0	249,104.0
Investments	- M$	12,784.8	0.0	1,705.8	14,490.5	14,490.5
Net Operating Income	- M$	152,635.0	0.0	13,262.3	165,897.3	165,897.3
Discounted @ 10%	- M$	94,955.9	0.0	6,402.4	101,358.3	101,358.3

Underlying Properties Reserves Estimated to be Produced by December 31, 2021
		Proved	Proved	Proved
		Developed	Developed	Developed	Proved	Total
Net Reserves		Producing	Shut-In	Behind Pipe	Developed	Proved
Oil	- Mbbl	2,216.7	0.0	0.0	2,216.7	2,216.7
Gas	- MMcf	2,342.9	0.0	0.0	2,342.9	2,342.9
NGL	- Mbbl	98.4	0.0	0.0	98.4	98.4
Equivalent*	- Mbbl	2,705.5	0.0	0.0	2,705.5	2,705.5
Revenue
Oil	- M$	124,953.5	0.0	0.0	124,953.5	124,953.5
Gas	- M$	6,251.3	0.0	0.0	6,251.3	6,251.3
NGL	- M$	3,761.0	0.0	0.0	3,761.0	3,761.0
Severance Taxes	- M$	7,277.0	0.0	0.0	7,277.0	7,277.0
Ad Valorem Taxes	- M$	4,324.8	0.0	0.0	4,324.8	4,324.8
Operating Expenses	- M$	60,742.7	0.0	0.0	60,742.7	60,742.7
Investments	- M$	5,267.2	0.0	0.0	5,267.2	5,267.2
Net Operating Income	- M$	57,354.3	0.0	0.0	57,354.3	57,354.3
Discounted @ 10%	- M$	50,609.1	0.0	0.0	50,609.1	50,609.1

*     Calculated based on an energy equivalent that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

The oil reserves include oil and condensate. Oil volumes and natural gas liquids (NGLs) are expressed in standard 42 gallon barrels and shown herein as thousands of barrels (Mbbl). Gas volumes are expressed in millions of standard cubic feet (MMcf) at standard temperature and pressure bases. The discounted cash flow values shown in the two prior tables should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Hydrocarbon Pricing

In accordance with SEC guidelines, hydrocarbon prices used in the preparation of this report have been determined as an unweighted arithmetic average of the first-day-of-the-month price for each month of 2018, unless prices were otherwise defined by contractual arrangements. Accordingly, West Texas Intermediate oil and Henry Hub gas prices of $65.56 per bbl and $3.10 per MMBtu, respectively, were used as of December 31, 2018.  Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office. Prices were not escalated in the SEC scenario.  The average adjusted prices used in the estimation of proved reserves for the underlying properties full economic life were $56.66 per bbl of oil, $40.14 per bbl of natural gas liquids and $2.43 per mcf of natural gas.  For the proved reserves of the underlying properties estimated to be produced by December 31, 2021, the average adjusted prices were $56.37 per bbl of oil, $38.22 per bbl of natural gas liquids and $2.67 per mcf of natural gas.

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
Texas Registered Engineering Firm F‑693

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

Cawley, Gillespie & Associates, Inc.	Appendix

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

Cawley, Gillespie & Associates, Inc.	Appendix

CAWLEY, GILLESPIE & ASSOCIATES, INC.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE, SUITE 100	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729‑1707	FORT WORTH, TEXAS 76102‑4987	HOUSTON, TEXAS 77002‑5008
512‑249‑7000	817‑336‑2461	7136519944
	www.cgaus.com

Professional Qualifications of W. Todd Brooker, P.E.

President of Cawley, Gillespie & Associates

Mr. Brooker has been a Petroleum Consultant for Cawley, Gillespie & Associates (CG&A) since 1992, and became President in 2017.  His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures.  Prior to CG&A he worked in Gulf of Mexico drilling and production engineering at Chevron USA.  Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering.  He is a registered professional engineer in Texas, No. 83462, and a member of the Society of Petroleum Engineers (SPE) and the Society of Petroleum Evaluation Engineers (SPEE).