Form 10-Q
period 2019-03-31
Whiting USA Trust II
filed 2019-05-10
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☐	Smaller reporting company ☑
Accelerated filer ☐	Emerging growth company ☐

Non‑accelerated filer      ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act: None

As of May 10, 2019,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“February 2019 distribution” The cash distribution to Trust unitholders of record on February 19, 2019 that was paid on February 28, 2019.

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

“May 2019 distribution” The cash distribution to Trust unitholders of record on May 20, 2019 to be paid on or before May 30, 2019.

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

Plugging and abandonment liabilities relating to the underlying properties will not be deducted from the gross proceeds in determining net proceeds. If certain other non‑production revenues exceed the operating expenses during a payment period, the use of such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts, together with other offsets to costs for the applicable quarter, are less than such expenses. If any excess amounts have not been used to offset costs at the time when the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) have been produced from the underlying properties and sold, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and short-term investments	$220	$281
Investment in net profits interest, net	11,151	12,357
Total assets	$11,371	$12,638
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$220	$281
Trust corpus (18,400,000 Trust units issued and outstanding as of March 31, 2019 and December 31, 2018)	11,151	12,357
Total liabilities and Trust corpus	$11,371	$12,638

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended
	March 31,
	2019	2018
Income from net profits interest	$1,962	$3,305
General and administrative expenses	(261)	(292)
Cash reserves used (withheld) for current Trust expenses	61	142
State income tax withholding	(5)	(4)
Distributable income	$1,757	$3,151
Distributable income per unit	$0.095481	$0.171231

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Trust corpus, beginning of period	$12,357	$17,812
Distributable income	1,757	3,151
Distributions to unitholders	(1,757)	(3,151)
Amortization of investment in net profits interest	(1,206)	(1,445)
Trust corpus, end of period	$11,151	$16,367

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%‑owned subsidiary of Whiting, to the Trust. The NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid‑Continent regions (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2018, these oil and gas properties included interests in approximately 1,303 gross  (367.8 net) producing oil and gas wells.

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

As of March 31, 2019, on a cumulative accrual basis, 9.24 MMBOE  (87%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2018.  Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 2.44 MMBOE as of December 31, 2018, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2018 Annual Report on Form 10‑K includes additional information on the Trust’s reserves as of December 31, 2018.

2.  BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited condensed financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10‑Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. In the opinion of the Trustee, the accompanying financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly, in all material respects, the results of the Trust for the interim periods presented. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The condensed modified cash basis financial statements and related notes included in this Quarterly Report on Form 10‑Q should be read in conjunction with the Trust’s financial statements and related notes included in the Trust’s 2018 Annual Report on Form 10‑K.

Term Net Profits Interest — The Trust uses the modified cash basis of accounting to report Trust receipts from the NPI and payments of expenses incurred. Actual cash distributions to the Trust are made based on the terms of the conveyance that created the Trust’s NPI. The NPI entitles the Trust to receive revenues (crude oil, natural gas and natural gas liquid sales) less expenses (the amount by which all royalties; lease operating expenses including well workover costs; development costs; production and property taxes; payments made by Whiting to the hedge counterparty upon settlements of hedge contracts; maintenance expenses; producing overhead; and amounts that may be reserved for future development, maintenance or operating expenses, which reserve amounts may not exceed $2.0 million, exceed hedge payments received by Whiting under hedge contracts and other non‑production revenue) of the underlying properties multiplied by 90% (NPI percentage). Actual cash receipts may vary due to timing delays of cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices, subject to adjustment for the recovery of accumulated net losses funded by Whiting and accrued interest.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2019 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of March 31, 2019 and December 31, 2018 was $19.8 million and $18.6 million, respectively.

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

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. There were no accumulated net losses funded or recovered by Whiting during the three months ended March 31, 2019 and 2018.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three months ended March 31, 2019, Whiting incurred $0.2 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2019 and 2018  (dollars in thousands, except monthly amounts per well):

	Three Months Ended
	March 31,
	2019	2018
Total overhead charges (in thousands)	$323	$328
Overhead charge per month per active operated gross well	$356	$349

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2019 and 2018 include $50,000 each for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2019 and 2018 services is $188,456 and $183,859, respectively. Accordingly, the escalated quarterly administrative fee of $47,114 will be paid by the Trust starting in the second quarter of 2019. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2019 and 2018  include $45,965 and $44,844, respectively, for quarterly administrative fees paid to the Trustee.

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

Lending to the Trust — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non‑interest bearing account, and make other short‑term investments with the funds distributed to the Trust. As of March 31, 2019 and December 31, 2018, the Trust had no borrowings outstanding.

7.  SUBSEQUENT EVENT

On May 7, 2019, the Trustee announced the Trust’s distribution of net profits for the first quarterly payment period in 2019. Unitholders of record on May 20, 2019 are expected to receive a distribution of $0.140750 per Trust unit, which is payable on or before May 30, 2019. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $2.7 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $1,334 for Montana state income tax withholdings.

Item 2.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Trust” in this document refer to Whiting USA Trust II. References to “Whiting” in this document refer to Whiting Petroleum Corporation and its subsidiaries. References to “Whiting Oil and Gas” in this document refer to Whiting Oil and Gas Corporation, a 100%‑owned subsidiary of Whiting Petroleum Corporation.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2018 Annual Report on Form 10‑K. The Trust’s Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward‑Looking Statements

This Quarterly Report on Form 10‑Q includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10‑Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward‑looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward‑looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10‑Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward‑looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;
•	uncertainty of estimates of oil and natural gas reserves and production;
•	risks incidental to the operation and drilling of oil and natural gas wells;
•	future production and development costs, which include capital expenditures;
•	the inability to access oil and natural gas markets due to market conditions or operational impediments;
•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
•	the effect of existing and future laws and regulatory actions;
•	competition from others in the energy industry;
•	inflation or deflation; and
•	other risks described under the caption “Risk Factors” in the Trust’s 2018 Annual Report on Form 10‑K.

All subsequent written and oral forward‑looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward‑looking statements.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2019. The February 2019 distribution was mainly affected by October 2018 through December 2018 oil prices and September 2018 through November 2018 natural gas prices.

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83	$54.90
Natural gas	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62	$3.00

Lower oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled and (ii) a reduction in the amount of oil, natural gas and natural gas liquids that are economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI). All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, as was the case for the fourth quarter of 2017 and first quarter of 2019.

Trust Termination. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE to the 90% net profits interest) have been produced from the underlying properties and sold, which is estimated to be December 31, 2021 based on the Trust’s year‑end 2018 reserve report or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions. The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of March 31, 2019 on a cumulative accrual basis, 9.24 MMBOE  (87%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 250 MBOE, which is 90% of 278 MBOE, are included as gross proceeds in the Trust’s May 2019 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2018. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 2.44 MMBOE as of December 31, 2018, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2018 Annual Report on Form 10‑K includes additional information on the Trust’s reserves, including the underlying assumptions, as of December 31, 2018.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2018 reserve report of $5.3 million estimated to be spent between January 1, 2019 and December 31, 2021, the estimated termination date of the NPI. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $5.3 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2019  distribution (in thousands):

2019
Capital
Region	Expenditures
Rocky Mountains	$685
Permian Basin	35
Gulf Coast	-
Mid-Continent	15
Total	$735

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

Farm‑out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust (other than those capital expenditures already contemplated in the reserve report), Whiting Oil and Gas entered into three farm‑out agreements with a third‑party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm‑out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017, as amended in May 2018 (the “Signal Peak farm‑out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm‑out”).

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

The third‑party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm‑out agreement during 2017, and a fourth well was drilled and completed during the second quarter of 2018, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm‑out agreement will terminate during the second quarter of 2019 if no additional drilling has commenced by that time. In addition, the partner drilled and completed the first well under the Flying W farm‑out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. No drilling operations have occurred under the Signal Peak farm‑out, and if no such drilling has commenced on or before September 30, 2019 the agreement will terminate.

Results of Trust Operations

Comparison of Results of the Trust for the Three Months Ended March 31, 2019 and 2018

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	March 31,
	2019		2018
Sales volumes:
Oil from underlying properties (Bbl)(1)	239,530	(3)	246,782	(4)
Natural gas from underlying properties (Mcf)	260,676	(3)	333,921	(4)
Total production (BOE)	282,976		302,436
Average sales prices:
Oil (per Bbl)(1)	$44.19		$48.90
Natural gas (per Mcf)(2)	$3.29		$3.38
Cost metrics:
Lease operating expenses (per BOE)	$28.14		$25.94
Production tax rate (percent of total revenues)	4.9%		5.4%
Revenues:
Oil sales(1)	$10,586	(3)	$12,067	(4)
Natural gas sales	857	(3)	1,129	(4)
Total revenues	11,443		13,196
Costs:
Lease operating expenses	7,964		7,845
Production taxes	564		709
Development costs	735		970
Total costs	9,263		9,524
Net proceeds	2,180		3,672
Net profits percentage	90%		90%
Income from net profits interest	1,962		3,305
Provision for estimated Trust expenses	(200)		(150)
Montana state income tax withheld	(5)		(4)
Distributable income	$1,757		$3,151

__________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the three months ended March 31, 2019 and 2018 exceeded the average NYMEX gas prices for those same months within the respective periods due to the “liquids‑rich” content of a portion of the natural gas volumes produced by the underlying properties.

(3)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2019 (consisting of Whiting’s February 2019 distribution to the Trust) generally represent crude oil production from October 2018 through December 2018 and natural gas production from September 2018 through November 2018.

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

Revenues. Oil and natural gas revenues decreased $1.8 million (or 13%) during the three months ended March 31, 2019 as compared to the same 2018 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was primarily due to lower realized oil prices and a  decline in oil and natural gas production volumes. The average sales price realized for crude oil and natural gas decreased by 10% and 3%, respectively, between periods primarily as a result of higher oil and gas differentials which increase in differentials more than offset the increase in NYMEX oil and gas prices during the first quarter of 2019.  Crude oil production volumes decreased by 7  MBbl (or 3%) and natural gas production volumes decreased by 73 MMcf (or 22%) during the first quarter of 2019 compared to the same period in 2018.  The slight oil volume decrease between periods was primarily related to normal field production decline. The decline in gas volumes between periods were primarily due to (i) normal field production decline and (ii) one unit in the Warmsly South field and one well in the Keystone South field that were shut-in during the first quarter of 2019. These oil and gas volume decreases were partially offset, however, by two new wells that came online as a result of the Keystone South farm-out agreement. Based on the December 31, 2018 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 11.1% for oil and 23% for gas from 2019 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses increased $0.1 million (or 2%) during the first quarter of 2019 compared to the same 2018 period primarily due to a  $0.4 million increase in oilfield goods and services which was largely offset by (i)  a $0.1 million decline in ad valorem taxes and (ii) lower operating costs on Whiting‑operated properties of $0.2 million. The slight increase in overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 8%  between periods from $25.94 during the three months ended March 31, 2018 to $28.14 for the same period in 2019.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 5.4% for the three months ended March 31, 2018 to 4.9% for the same period in 2019. Additionally, overall production taxes for the first quarter of 2019 decreased $0.1 million (or 20%) as compared to the same 2018 period primarily due to lower oil and natural gas revenues between periods.

Development Costs. Development costs for the three months ended March 31, 2019 were $0.2 million (or 24%) lower as compared to the same 2018 period. This decrease was primarily related to reduced drilling and capital workover costs of $0.2 million between periods in the Keystone South field.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third‑party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the fourth quarter of 2017 and first quarter 2019), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of April 30, 2019, the Trust had cash reserves of $0.2 million and a provision for estimated Trust expenses of $0.2 million from the May 2019 distribution for the payment of its administrative expenses.

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

Reserve for Expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three months ended March 31, 2019 and 2018. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2019, Whiting incurred $0.2 million of plugging and abandonment costs on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On May 7, 2019, the Trustee announced the Trust’s distribution of net profits for the first quarterly payment period in 2019. Unitholders of record on May 20, 2019 are expected to receive a distribution of $0.140750 per Trust unit, which is payable on or before May 30, 2019. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $2.7 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $1,334 for Montana state income tax withholdings.

Although oil and gas prices have stabilized since the lows experienced during the 2016 distribution periods, oil and gas prices historically have been volatile and may fluctuate widely in the future. The Trust is unable to predict future commodity prices; however, if prices decline in future periods, a reduction in the amount of net proceeds to which the Trust is entitled is likely to occur. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, as was the case for the fourth quarter of 2017 and first quarter of 2019. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2019 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2019.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (a) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production and (b) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, refer to the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.”

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2019, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. No material change to such risk factors has occurred during the three months ended March 31, 2019.

Item 6.  Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10‑Q.

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

31	Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

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

May 10, 2019

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