Form 10-Q
period 2019-06-30
Whiting USA Trust II
filed 2019-08-09
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“ASC” Accounting Standards Codification.

“August 2019 distribution” The cash distribution to Trust unitholders of record on August 19, 2019 to be paid on or before August 29, 2019.

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

“May 2018 distribution” The cash distribution to Trust unitholders of record on May 20, 2018 (which resulted in an effective record date of May 18, 2018 due to the 20th of May falling on a non-trading day) that was paid on May 30, 2018.

“May 2019 distribution” The cash distribution to Trust unitholders of record on May 20, 2019 that was paid on May 30, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and short-term investments	$156	$281
Investment in net profits interest, net	9,966	12,357
Total assets	$10,122	$12,638
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$156	$281
Trust corpus (18,400,000 Trust units issued and outstanding as of June 30, 2019 and December 31, 2018)	9,966	12,357
Total liabilities and Trust corpus	$10,122	$12,638

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income from net profits interest	$2,741	$5,448	$4,703	$8,753
General and administrative expenses	(214)	(256)	(475)	(548)
Cash reserves used (withheld) for current Trust expenses	64	56	125	198
State income tax withholding	(1)	(4)	(6)	(8)
Distributable income	$2,590	$5,244	$4,347	$8,395
Distributable income per unit	$0.140750	$0.285007	$0.236231	$0.456238

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$11,151	$16,367	$12,357	$17,812
Distributable income	2,590	5,244	4,347	8,395
Distributions to unitholders	(2,590)	(5,244)	(4,347)	(8,395)
Amortization of investment in net profits interest	(1,185)	(1,440)	(2,391)	(2,885)
Trust corpus, end of period	$9,966	$14,927	$9,966	$14,927

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

As of June 30, 2019, on a cumulative accrual basis, 9.48 MMBOE  (89%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2018.  Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 2.44 MMBOE as of December 31, 2018, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2018 Annual Report on Form 10‑K includes additional information on the Trust’s reserves as of December 31, 2018.

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2019 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of June 30, 2019 and December 31, 2018 was $21.0 million and $18.6 million, respectively.

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

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. There were no accumulated net losses funded or recovered by Whiting during the three and six months ended June 30, 2019 and 2018.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and six months ended June 30, 2019, Whiting incurred $0.2 million and $0.5 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except monthly amounts per well):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total overhead charges (in thousands)	$329	$333	$652	$661
Overhead charge per month per active operated gross well	$362	$353	$359	$351

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2019  include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2018 also include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2019 and 2018 services is $188,456 and $183,859, respectively. Accordingly, the escalated quarterly administrative fee of $47,114 was paid by the Trust starting in the second quarter of 2019. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2019 include $47,114 and $93,079,  respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2018 include $45,965 and $90,809,  respectively, for quarterly administrative fees paid to the Trustee.

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

Lending to the Trust — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non‑interest bearing account, and make other short‑term investments with the funds distributed to the Trust. As of June 30, 2019 and December 31, 2018, the Trust had no borrowings outstanding.

7.  SUBSEQUENT EVENT

On August 7, 2019, the Trustee announced the Trust’s distribution of net profits for the second quarterly payment period in 2019. Unitholders of record on August 19, 2019 are expected to receive a distribution of $0.151980 per Trust unit, which is payable on or before August 29, 2019. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $3.1 million paid by Whiting to the Trust, less a provision of $0.3 million for estimated Trust expenses and $4,539 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2019. The May 2019 distribution was mainly affected by January 2019 through March 2019 oil prices and December 2018 through February 2019 natural gas prices.

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83
Natural gas	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58

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

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is to be considered by investors as a return of capital, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of June 30, 2019 on a cumulative accrual basis, 9.48 MMBOE  (89%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 249 MBOE, which is 90% of 277 MBOE, are included as gross proceeds in the Trust’s August 2019 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2018. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 2.44 MMBOE as of December 31, 2018, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s 2018 Annual Report on Form 10‑K includes additional information on the Trust’s reserves, including the underlying assumptions, as of December 31, 2018.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. The underlying properties have a capital expenditure budget per the December 31, 2018 reserve report of $5.3 million estimated to be spent between January 1, 2019 and December 31, 2021, the estimated termination date of the NPI. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. In addition, no assurance can be given that Whiting’s actual level of capital expenditures on the underlying properties will meet this $5.3 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2019 and May 2019 distributions (in thousands):

2019
Capital
Region	Expenditures
Rocky Mountains	$984
Permian Basin	85
Gulf Coast	33
Mid-Continent	16
Total	$1,118

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

The third‑party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm‑out agreement during 2017, and a fourth well was drilled and completed during the second quarter of 2018, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. Additionally, the partner commenced drilling a fifth well under the Keystone South farm-out during the second quarter of 2019 and plans to complete the well during the last half of 2019. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm‑out agreement will terminate during the first quarter of 2020 if no additional drilling has commenced by that time. In addition, the partner drilled and completed the first well under the Flying W farm‑out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. No drilling operations have occurred under the Signal Peak farm‑out, and if no such drilling has commenced on or before September 30, 2019 the agreement will terminate.

Results of Trust Operations

Comparison of Results of the Trust for the Six Months Ended June 30, 2019 and 2018

The following is a summary of income from net profits interest and distributable income received by the Trust for the six months ended June 30, 2019 and 2018 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended
	June 30,
	2019		2018
Sales volumes:
Oil from underlying properties (Bbl)(1)	471,956	(3)	488,722	(4)
Natural gas from underlying properties (Mcf)	533,270	(3)	691,425	(4)
Total production (BOE)	560,834		603,960
Average sales prices:
Oil (per Bbl)(1)	$45.43		$51.51
Natural gas (per Mcf)(2)	$2.93		$3.41
Cost metrics:
Lease operating expenses (per BOE)	$27.64		$24.83
Production tax rate (percent of total revenues)	5.0%		5.3%
Revenues:
Oil sales(1)	$21,443	(3)	$25,173	(4)
Natural gas sales	1,560	(3)	2,356	(4)
Total revenues	23,003		27,529
Costs:
Lease operating expenses	15,501		14,994
Production taxes	1,159		1,462
Development costs	1,118		1,348
Total costs	17,778		17,804
Net proceeds	5,225		9,725
Net profits percentage	90%		90%
Income from net profits interest	4,703		8,753
Provision for estimated Trust expenses	(350)		(350)
Montana state income tax withheld	(6)		(8)
Distributable income	$4,347		$8,395

__________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the six months ended June 30, 2018 exceeded the average NYMEX gas prices for those same months within the respective periods due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the six months ended June 30, 2019 are still “liquids rich,” such liquids content did not result in a premium to the NYMEX natural gas price due to the decline in liquids realized sales price.

(3)

Oil and gas sales volumes and related revenues for the six months ended June 30, 2019 (consisting of Whiting’s February 2019 and May 2019 distributions to the Trust) generally represent crude oil production from October 2018 through March 2019 and natural gas production from September 2018 through February 2019.

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

Revenues. Oil and natural gas revenues decreased $4.5 million (or 16%) during the six months ended June 30, 2019 as compared to the same 2018 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was primarily due to lower realized oil prices and a decline in oil and natural gas production volumes. The average sales price realized for crude oil and natural gas decreased by 12% and 14%, respectively, between periods primarily as a result of higher oil and gas differentials. Crude oil production volumes decreased by 17 MBbls (or 3%) and natural gas volumes decreased by 158 MMcf (or 23%), when comparing the first six months of 2019 to the same period in 2018. The slight oil volume decrease between periods was primarily related to normal field production decline which was partially offset by two new wells that came online as a result of the Keystone South farm-out agreement. The decline in gas volumes between periods was primarily due to (i) normal field production decline and (ii) one unit in the Warmsly South field and one well in the Keystone South field that were shut-in for all or a portion of the first half of 2019. Based on the December 31, 2018 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 11.1% for oil and 23% for gas from 2019 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses increased slightly by $0.5 million (or 3%) during the first six months of 2019 compared to the same 2018 period primarily due to higher oilfield goods and services of $0.7 million. This increase was partially offset by (i) $0.1 million of lower labor and other operating costs on Whiting-operated properties and (ii) a $0.1 million decrease in ad valorem taxes between periods. The slight increase in overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 11%  between periods from $24.83 during the six months ended June 30, 2018 to $27.64 for the same period in 2019.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 5.3% for the six months ended June 30, 2018 to 5.0% for the same period in 2019. Additionally, overall production taxes for the first half of 2019 decreased $0.3 million (or 21%) as compared to the same 2018 period primarily due to lower oil and natural gas revenues between periods.

Development Costs. Development costs for the six months ended June 30, 2019 were $0.2 million (or 17%) lower as compared to the same 2018 period. This decrease was primarily related to reduced drilling and capital workover costs of $0.3 million between periods in the Keystone South field which decrease was partially offset by increased drilling and capital workover costs of $0.1 million in the Justis field.

Comparison of Results of the Trust for the Three Months Ended June 30, 2019 and 2018

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended June 30, 2019 and 2018 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	June 30,
	2019		2018
Sales volumes:
Oil from underlying properties (Bbl)(1)	232,426	(3)	241,940	(4)
Natural gas from underlying properties (Mcf)	272,594	(3)	357,504	(4)
Total production (BOE)	277,858		301,524
Average sales prices:
Oil (per Bbl)(1)	$46.71		$54.17
Natural gas (per Mcf)(2)	$2.58		$3.43
Cost metrics:
Lease operating expenses (per BOE)	$27.13		$23.71
Production tax rate (percent of total revenues)	5.1%		5.3%
Revenues:
Oil sales(1)	$10,857	(3)	$13,106	(4)
Natural gas sales	703	(3)	1,227	(4)
Total revenues	11,560		14,333
Costs:
Lease operating expenses	7,537		7,149
Production taxes	595		753
Development costs	383		378
Total costs	8,515		8,280
Net proceeds	3,045		6,053
Net profits percentage	90%		90%
Income from net profits interest	2,741		5,448
Provision for estimated Trust expenses	(150)		(200)
Montana state income tax withheld	(1)		(4)
Distributable income	$2,590		$5,244

__________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the three months ended June 30, 2018 exceeded the average NYMEX gas prices for those same months within the respective periods due to the “liquids-rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the three months ended June 30, 2019 are still “liquids rich,” such liquids content did not result in a premium to the NYMEX natural gas price due to the decline in liquids realized sales price.

(3)

Oil and gas sales volumes and related revenues for the three months ended June 30, 2019 (consisting of Whiting’s May 2019 distribution to the Trust) generally represent crude oil production from January 2019 through March 2019 and natural gas production from December 2018 through February 2019.

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

Revenues. Oil and natural gas revenues decreased $2.8 million (or 19%) during the three months ended June 30, 2019 as compared to the same 2018 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was primarily due to lower realized oil and natural gas prices and a  decline in oil and natural gas production volumes. The average sales price realized for crude oil and natural gas decreased by 14% and 25%, respectively, between periods primarily as a result of a decline in NYMEX oil prices and higher gas differentials which increase in differentials more than offset the increase in NYMEX gas prices during the second quarter of 2019.  Crude oil production volumes decreased by

10 MBbl (or 4%) and natural gas production volumes decreased by 85 MMcf (or 24%) during the second quarter of 2019 compared to the same period in 2018.  The slight oil volume decrease between periods was primarily related to normal field production decline which was partially offset by two new wells that came online as a result of the Keystone South farm-out agreement. The decline in gas volumes between periods was primarily due to (i) normal field production decline, (ii) one unit in the Warmsly South field and one well in the Keystone South field that were shut-in for the second quarter of 2019 and (iii) differences in timing associated with revenues received from non-operated properties.  Based on the December 31, 2018 reserve report, overall production attributable to the underlying properties is expected to decline at an average annual rate of approximately 11.1% for oil and 23% for gas from 2019 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses increased $0.4 million (or 5%) during the second quarter of 2019 compared to the same 2018 period primarily due to a  $0.4 million increase in oilfield goods and services. The slight increase in overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 14%  between periods from $23.71 during the three months ended June 30, 2018 to $27.13 for the same period in 2019.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 5.3% for the three months ended June 30, 2018 to 5.1% for the same period in 2019. Additionally, overall production taxes for the second quarter of 2019 decreased $0.2 million (or 21%) as compared to the same 2018 period primarily due to lower oil and natural gas revenues between periods.

Development Costs. Development costs remained relatively consistent for the second quarter of 2019 compared to the same 2018 period. Development costs between periods were impacted by a $0.1 million decrease related to reduced drilling and capital workover costs in the Keystone South field, which decrease was fully offset by increased drilling and capital workover activity in the Justis field of $0.1 million during the second quarter of 2019.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third‑party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the fourth quarter of 2017 and first quarter 2019), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of July 31, 2019, the Trust had cash reserves of $18,303 and a provision for estimated Trust expenses of $0.3 million from the August 2019 distribution for the payment of its administrative expenses.

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

Reserve for Expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the three and six months ended June 30, 2019 and 2018. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and six months ended June 30, 2019, Whiting incurred $0.2 million and $0.5 million, respectively, of plugging and abandonment costs on the underlying properties that were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On August 7, 2019, the Trustee announced the Trust’s distribution of net profits for the second quarterly payment period in 2019. Unitholders of record on August 19, 2019 are expected to receive a distribution of $0.151980 per Trust unit, which is payable on or before August 29, 2019. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $3.1 million paid by Whiting to the Trust, less a provision of  $0.3 million for estimated Trust expenses and $4,539 for Montana state income tax withholdings.

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

New Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended June 30, 2019 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2019, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. No material change to such risk factors has occurred during the six months ended June 30, 2019.

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

August 9, 2019

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