Form 10-K
period 2019-12-31
Whiting USA Trust II
filed 2020-03-24
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

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

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non‑affiliates at the closing sales price on June 28,  2019 of $1.18 was $21,712,000.

As of March 24, 2020,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10‑K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward‑looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward‑looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10‑K, could affect the future results of the energy industry in general, Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward‑looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;
•	the effect, impact, potential duration or other implications of the recent outbreak of a novel strain of coronavirus (“COVID-19”);
•	uncertainty of estimates of oil and natural gas reserves and production;
•	risks incident to the operation and drilling of oil and natural gas wells;
•	future production and development costs, which include capital expenditures;
•	the inability to access oil and natural gas markets due to market conditions or operational impediments;
•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
•	the effect of existing and future laws and regulatory actions;
•	competition from others in the energy industry;
•	inflation or deflation; and
•	other risks described under the caption “Risk Factors” in this Form 10‑K.

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

“CO2” Carbon dioxide.

“completion” The process of preparing an oil and gas wellbore for production through the installation of permanent production equipment, as well as perforation and fracture stimulation to optimize production.

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

“February 2020 distribution” The cash distribution to Trust unitholders of record on February 19, 2020 that was paid on February 28, 2020.

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

“NGL” Natural gas liquid.

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

“November 2019 distribution” The cash distribution to Trust unitholders of record on November 19, 2019 that was paid on November 29, 2019.

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

“pre‑tax PV10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated lease operating expense, transportation, gathering, compression and other expenses,  production taxes and future development costs, using costs as of the date of estimation without future escalation and using an average of the first‑day‑of‑the‑month price for each of the 12 months within the period, without giving effect to non‑property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes and discounted using an annual discount rate of 10%. Pre‑tax PV10% may be considered a non‑GAAP financial measure as defined by the SEC.

“probabilistic method” The method of estimating reserves using the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) to generate a full range of possible outcomes and their associated probabilities of occurrence.

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

“royalty” The amount or fee paid to the owner of mineral rights, expressed as a percentage or fraction of gross income from crude oil or natural gas produced and sold unencumbered by expenses relating to the drilling, completing or operating of the affected well.

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

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to share in production, subject to all royalties, overriding royalties and other burdens and the obligation to share in all costs of exploration, development and operations and all associated risks.

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

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In  March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of the NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which are referred to as “the underlying properties.” The underlying properties are located in the Permian Basin,  Rocky Mountains, Gulf Coast and Mid‑Continent regions of the United States. The underlying properties include interests in 1,305 gross (368.3 net) producing oil and gas wells as of December 31, 2019. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012. The Trust units are currently traded on the OTC, operated by OTC Markets Group, under the trading symbol “WHZT,” but the Trust can provide no assurance that any trading market for the Trust units will exist on the OTC in the future or that current trading levels will be sustained or will not diminish.

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

As of December 31, 2019,  on a cumulative accrual basis 9.95 MMBOE (94%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. Further detail on the reserves is provided herein under the section titled “Properties—Description of the Underlying Properties—Reserves,” and such reserve information is based upon a reserve report prepared by independent reserve engineers Cawley, Gillespie & Associates, Inc. for the underlying properties as of December 31, 2019, which is referred to as the “reserve report.” According to the reserve report, the portion of the 11.79 MMBOE (10.61 MMBOE at the 90% NPI) reserve quantities attributable to the NPI not yet produced and sold or divested as of December 31, 2019 is projected to be produced from the underlying properties prior to December 31, 2021,  which reserve report is based on NYMEX oil and gas prices of $55.69 per Bbl and $2.58 per MMBtu, respectively, pursuant to current SEC and FASB guidelines and the other assumptions included therein. The average NYMEX oil and gas prices for the month of February 2020 were $50.54 per Bbl and $1.85 per MMBtu, respectively.  Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10‑K  for additional discussion. Production from the underlying properties for the year ended December 31, 2019 was approximately 83%  oil and approximately 17% natural gas.

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

Whiting principally sells its oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities and sales points. Whiting’s marketing of oil and natural gas can be affected by factors beyond its control, the effects of which cannot be accurately predicted. The table below presents percentages by purchaser that accounted for 10% or more of the oil, NGL and natural gas sales attributable to the NPI for the years ended December 31, 2019,  2018 and 2017.

	2019	2018	2017
Plains Marketing, L.P.	18%	20%	17%
Chevron USA	16%	16%	15%
Merit Management Partners I, LP (previously Marathon Oil Corporation)	13%	13%	14%
Sunoco, Inc.	10%	4%	3%
Phillips 66 Company	9%	9%	11%

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

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, wind, solar, nuclear and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas. Future price fluctuations for oil, natural gas and natural gas liquids will directly impact Trust distributions, estimates of reserves attributable to the NPI and estimated and actual future net revenues to the Trust. In light of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Whiting can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the Trust.

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

Termination of the Trust; Sale of the Net Profits Interest

The Trust will wind up its affairs and terminate shortly after the earlier of  (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions and the market price of Trust units will have declined to zero.  The remaining reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2019.  As a result, the Trust is not currently expected to contractually terminate until December 31, 2021, and additional reserves and production attributable to the NPI may be available for distribution to unitholders between the time that the Trust’s minimum 10.61 MMBOE have been produced and sold and the Trust’s expected termination. However, there is no assurance that this will occur.

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

The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation that became effective January 1, 2018.  As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation. The capital expenditures incurred during 2019 and 2018 did not exceed the annual limitation, and capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.2 million during the year ending December 31, 2020.

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  as is customary in the oil and gas industry.  Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $370 per month per active operated well, which totaled $1.3 million for the four distributions made during the year ended December 31, 2019. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers.

In the event that the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount attributable to the Trust’s interest in the NPI,  plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in the subsequent payment periods until all such negative amounts have been repaid.

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

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12‑month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such portion of the NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2019, Whiting had no divestitures of Trust properties.

For the underlying properties for which Whiting is the designated operator,  it may enter into farm‑out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. Whiting entered into three farm‑out agreements with a third‑party partner for certain underlying properties within the (i) Keystone South field located in Winkler County, Texas in April 2016, (ii) Signal Peak field located in Howard County, Texas in February 2017, as amended in May 2018,  September 2019 and February 2020 and (iii) Flying W, SE field located in Winkler County, Texas in March 2017. Refer to “Abandonment, Sale and Farm‑out of Underlying Properties” in Item 2 of this Annual Report on Form 10‑K for additional information related to these farm‑out agreements.

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

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non‑mortgage widely‑held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2019 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whitingwhz.investorhq.businesswire.com.

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
•

require investigatory,  remedial or closure actions to mitigate pollution from former and ongoing operations, such as requirements to close pits, plug and abandon wells and restore properties upon which wells are drilled;

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

Waste Handling. The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage and disposal of hazardous and non‑hazardous wastes. Under delegations of authority from the U.S. Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Additionally, various federal, state and local agencies have jurisdiction over transportation, storage, and disposal of hazardous waste and seek to regulate movement of hazardous waste in ways not preempted by federal law. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluid, produced water and many other wastes associated with the exploration, development and production of crude oil or natural gas are currently exempt from RCRA’s hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non‑hazardous could be regulated as hazardous waste in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting it to reconsider the RCRA hazardous waste exemption for exploration, production and development wastes. In December 2016, the court entered a Consent Decree resolving the litigation, under which the EPA would issue such a rulemaking or make a determination that it was not necessary by March 15, 2019. In response, in April 2019, the EPA issued a determination that rulemaking to address waste from oil and gas exploration and production operations was not necessary at this time. However, it is possible that the EPA will take up such regulatory changes at a later date. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), also known as the Superfund law and comparable state laws impose strict joint and several liability for sites contaminated by certain hazardous substances on classes of potentially responsible persons. These persons include the owner or operator of the site where the release occurred, and anyone who disposed of or arranged for the disposal of the hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. While Whiting uses, generates or handles materials in the course of its operations of the underlying properties that may be regulated as hazardous substances, Whiting has not been notified that it has been named as a potentially responsible party at or with respect to any Superfund sites.

The underlying properties of the Trust may have been used for oil and natural gas exploration and production for many years. Although Whiting believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties, or on or under other locations, including off‑site locations, where such substances have been taken for recycling or disposal. In addition, the underlying properties of the Trust may have been previously owned or operated by third parties whose treatment and disposal of hazardous substances, wastes or hydrocarbons and materials was not under Whiting’s control and not known to Whiting. These properties and the substances disposed or released on them may give rise to potential liabilities for Whiting pursuant to CERCLA, RCRA and analogous state laws. Under such laws, Whiting could be required to investigate the source and extent of impacts from released hazardous substances, remove previously disposed substances and wastes, remediate contaminated property, perform remedial plugging or pit closure operations to prevent future contamination or to pay some or all of the costs of any such action.

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

Hydraulic Fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations. The process involves the injection of mainly water and sand plus a de minimis amount of chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing has been utilized to complete wells drilled on the underlying properties, and Whiting expects it will also be used in the future. The process is typically regulated at the state level; however, the EPA issued guidance in 2014 to address hydraulic fracturing injections using diesel.

In addition, in June 2016, the EPA issued a final rule promulgating pretreatment standards for discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly‑owned treatment works. The EPA, along with other federal agencies such as the U.S. Department of Energy, the U.S. Government Accountability Office, the U.S. Department of Interior and the White House Council for Environmental Quality continue to study various aspects of hydraulic fracturing.

In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Multiple states, including Texas, Colorado and Wyoming have already adopted rules requiring disclosures of chemicals used in hydraulic fracturing and others have enacted regulations imposing additional requirements on activities involving hydraulic fracturing. Chemical disclosure regulations may increase compliance costs and may limit an operator’s ability to use cutting-edge technology in markets where disclosure is required. Further, laws such as those restricting the use of or regulating the time, place and manner of hydraulic fracturing (such as setback ordinances) may impact the operator’s ability to fully extract reserves. No assurance can be given as to whether or not such measures might be adopted in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties.

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

Global Warming and Climate Change. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted and implemented regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act, as amended (“CAA”).

At present, the EPA may establish GHG permitting requirements for stationary sources already subject to the Prevention of Significant Deterioration (“PSD”) and Title V requirements of the CAA. Certain of Whiting’s equipment and installations may currently be subject to PSD and Title V requirements and hence, under the Supreme Court’s ruling, may also be subject to the installation of controls to capture GHG. For any equipment or installation so subject, Whiting may have to incur increased compliance costs to capture related GHG emissions, which could reduce cash distributions by the Trust and the value of Trust units.

In October 2016, the EPA proposed revisions to the rule applicable to GHG for PSD and Title V permitting requirements. The public comment period for the rulemaking concluded on December 16, 2016. However, although the rulemaking remains on the EPA’s long-term regulatory agenda, no final rule has been published.

In August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” required states to develop plans to reduce carbon emissions from fossil fuel‑fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. However, in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it was being challenged in court. On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan and on August 18, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement to the Clean Power Plan. The EPA issued the final ACE rule in June 2019. As expected, over 20 states and public health and environmental organizations have challenged the rule. The EPA has sought expedited review in the hopes that the cases will be resolved by the summer of 2020. If the ACE rule were to become final, the costs of compliance are expected to be significantly less than they would have been under the Clean Power Plan.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap and trade programs. Most of these “cap and trade” programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. Also, in recent years, lawsuits have been brought against other energy companies for matters relating to climate change. Multiple states and localities have also initiated investigations in climate-change related matters. While the current suits focus on a variety of issues, at their core they seek compensation for the effects of climate change from companies with ties to emissions. It is currently unknown what the outcome of these types of actions may be, but the costs of defending such actions may be expected to rise. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events.

Air Emissions. The CAA and comparable state laws regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre‑construction and operating permits and approvals for air emissions. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. Federal and state regulatory agencies can impose penalties for non‑compliance with air permits or other requirements of the CAA and associated state laws and regulations.

In May 2016, the EPA issued a final rule regulating methane emissions from oil and natural gas operations (the “Subpart OOOOa Rule”). This rule applies to emissions from new, reconstructed and modified processes and equipment and also requires owners and operators to find and repair leaks to address fugitive emissions.

Certain states have also adopted, or are considering, regulations addressing methane releases from oil and gas operations. Colorado has adopted regulations reducing methane emissions from oil and gas operations. Compliance with rules applicable to jurisdictions in which the Trust’s underlying properties are located could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact cash distributions to unitholders.

However, in September 2019, the EPA proposed two alternative amendments to the Subpart OOOOa Rule. Both amendments would remove all methane-specific requirements from production and processing segments. The first amendment would also remove transportation and storage facilities from the definition of covered facilities. The comment period for the proposed rule closed on November 25, 2019. The net effect of either of these amendments, if finalized, would significantly reduce compliance obligations and associated costs.

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

Whiting believes that it is in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2019 with respect to these properties. Additionally, Whiting has informed the Trust that Whiting is not aware of any environmental issues or claims that will require material capital expenditures during 2020 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A. Risk Factors

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero around or shortly after the NPI termination date, which is currently estimated to be December 31, 2021.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third‑party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero around or shortly after the NPI termination date, which is currently estimated to be December 31, 2021 based on the reserve report as of December 31, 2019.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or NPI to replace the depleting assets and production.

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties less the costs to operate such properties. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year‑over‑year rate of approximately 8.5% for oil and 13.6% for gas between 2020 and 2021, assuming the level of developmental drilling and investments on the underlying properties as assumed in the year‑end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi‑variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. As of December 31, 2019, the percentage of remaining reserves expected to be produced during the term of the NPI was 17.5%. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI), or (b) the sale of the net profits interest.

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

Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion should be considered a return of capital as opposed to a return on investment. Eventually, the NPI may cease to produce in commercial quantities and the Trust may, therefore, cease to receive any distributions of net proceeds. Further, distributions will cease upon termination of the Trust.

The amount of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquids prices.

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter‑to‑quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting, including, but not limited to, the following:

•	changes in regional, domestic and global supply and demand for oil and natural gas;
•	the level of global oil and natural gas inventories;
•	the actions of the Organization of Petroleum Exporting Countries, including Saudi Arabia’s decision in March 2020 to abandon output restraints in response to Russia’s refusal to make production cuts;
•	the price and quantity of imports of oil and natural gas;
•	market demand and capacity limitations on exports of oil and natural gas;
•

political and economic conditions, including embargoes and sanctions, in oil‑producing countries or affecting other oil‑producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;

•	developments of North American energy infrastructure;
•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of COVID-19, or any government response to such occurrence or threat;
•	the level of global oil and natural gas exploration and production activity;
•	the effects of global conservation and sustainability measures;
•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the effects of global and domestic economy, including the impact of expected growth, access to credit, financial and other economic issues;
•	weather conditions;
•	technological advances affecting energy consumption;
•

current and anticipated changes to domestic and foreign governmental regulations, such as regulation of oil and natural gas gathering and transportation, including those that may arise as a result of the upcoming U.S. Presidential election;

•	the price and availability of competitors’ supplies of oil and natural gas;
•	basis differentials associated with market conditions, the quality and location of production and other factors;
•	acts of terrorism;
•	the price and availability of alternative fuels; and
•	acts of force majeure.

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

Oil prices have declined sharply in the first quarter of 2020 in response to the economic effects of the recent announcements by Saudi Arabia to abandon output restraints and the COVID-19 pandemic.  Substantial and extended declines in oil, natural gas and natural gas liquids prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price, or sustained periods of low prices, of oil, natural gas or natural gas liquids, will likely materially reduce, or completely eliminate, the amount of cash available for distribution to Trust unitholders.

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

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the “standardized measure” value attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids. For example, the reserve estimates in the reserve report have been derived from NYMEX oil and gas prices of $55.69 per Bbl and $2.58 per MMBtu, respectively, which are calculated using an average of the first‑day‑of‑the month price for each month within the 12 months ended December 31, 2019, pursuant to current SEC and FASB guidelines.

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

There will be no distribution to unitholders when the amount of any costs, expenses and reserves related to the underlying properties, other costs and expenses incurred by the Trust and prior period net losses and applicable accrued interest, exceeds or equals the gross proceeds generated by the NPI, as occurred for the fourth quarterly payment period of 2015 and the first and second quarterly payment periods of 2016.

The NPI bears its share of all production and development costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development costs, which reduces or potentially eliminates the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Additionally, if production and development costs on the underlying properties exceed the proceeds from production, as occurred for the fourth quarterly payment period of 2015 and the first quarterly payment period of 2016 when the NPI generated an aggregate $1.3 million net loss attributable to the Trust’s interest in the NPI, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Also, amounts may be reserved by Whiting for future development, maintenance or operating expenses (which reserve amounts may not exceed $2.0 million), which also reduces the amount of cash received by the Trust and thereafter be distributable to Trust unitholders.

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

Should the Trustee determine that the Trust’s cash reserves are insufficient to cover the general and administrative expenses of the Trust during periods when the NPI generates net losses or minimal net proceeds, Whiting intends to loan to the Trust the amount of funds necessary to satisfy payment of the Trust’s liabilities. However, Whiting’s ability to loan funds to the Trust is dependent on Whiting’s financial position. For a  discussion on Whiting’s financial position, refer to the risk factor entitled “If the financial position of Whiting degrades in the future, Whiting may not be able to satisfy its obligations to the Trust.”

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

Also, Whiting’s oil, natural gas liquids and natural gas production depends in large part on the proximity,  capacity and ongoing operation of pipeline systems, transportation facilities and processing plants, which are mostly owned by third parties. The lack of availability or the lack of capacity on these systems,  facilities and plants could result in the curtailment of production or the delay or discontinuance of drilling plans, as occurred as a result of the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019, which impacts underlying property wells located in the Lake Como field. Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution.

Also, accidents involving rail cars could result in significant personal injuries and property and environmental damage. In May 2015, the Pipeline and Hazardous Material Safety Administration issued new rules applicable to “high hazard flammable trains,” which could increase transportation expenses. Similarly, regulatory responses to the October 2015 failure at a Southern California underground natural gas storage facility could also lead to increased expenses for underground storage.

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

Whiting operates approximately 66% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2019. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to the underlying properties for which it operates.

Whiting’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Whiting. For the year ended December 31, 2019, Whiting reported a net loss of $241 million, and as of December 31, 2019 had outstanding indebtedness of $2.8 billion, of which $262 million is due in April 2020 and $774 million is due in March 2021 according to the Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 by Whiting.  Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of COVID-19, and the recent reduction in the benchmark price of crude oil due in part to the recent announcement of Saudi Arabia’s abandonment of output restraints, persists for the near future or longer, or if the outbreak adversely affects employees of Whiting and such employees’ ability to conduct Whiting’s operations, such factors could have a negative impact on the financial condition and economic performance of Whiting.

The bankruptcy of operators could impede the operation of wells.

The value of the NPI and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGLs, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of COVID-19, and the recent reduction in the benchmark price of crude oil due in part to the recent announcement of Saudi Arabia’s abandonment of output restraints, persists for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of the operators of the underlying properties.

In the event of any future bankruptcy of Whiting or any other operator of the underlying properties, the value of the NPI could be adversely affected by, among other things, delay or cessation of payments under the NPI, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator if necessary, reduced production of reserves or decreased distributions to Trust unitholders.

The Trust’s NPI may be characterized as an executory contract in bankruptcy, which could be rejected in bankruptcy, thus relieving Whiting from its obligations to make payments to the Trust with respect to the NPI.

Whiting has recorded the conveyance of the NPI in the states where the underlying properties are located in the real property records in each county where these properties are located. The NPI is a non‑operating, non‑possessory interest carved out of the oil and natural gas leasehold estate, but certain states have not directly determined whether a NPI is a real or a personal property interest. Whiting believes that the delivery and recording of the conveyance should create a fully conveyed and vested property interest under the applicable state’s laws, but certain states have not directly determined whether this would be the result. If in a bankruptcy proceeding in which Whiting becomes involved as a debtor a determination were made that the conveyance constitutes an executory contract and the NPI is not a fully conveyed property interest under the laws of the applicable state, and if such contract were not to be assumed in a bankruptcy proceeding involving Whiting, the Trust would be treated as an unsecured creditor of Whiting with respect to the NPI in the pending bankruptcy proceeding, thereby possibly relieving Whiting from its obligations to make payments to the Trust with respect to the NPI.

Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.

Whiting is currently designated as the operator of 66% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2019. However, for the 34% of the underlying properties that it does not operate, Whiting does not have control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non‑operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

The processes of drilling and completing wells are high risk activities.

The processes of drilling and completing wells are subject to numerous risks beyond the Trust’s and Whiting’s control, including risks that could delay the current drilling schedule of Whiting or any other operator of an underlying property and the risk that drilling will not result in commercially viable production. Neither Whiting nor any other operator is obligated to undertake any development activities, so any drilling and completion activities are subject to their discretion. Further, Whiting’s or any other operator’s future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

•	substantial or extended declines in oil, NGL and natural gas prices;
•	delays imposed by or resulting from compliance with regulatory requirements;
•	delays in or limits on the issuance of drilling permits on federal leases, including as a result of government shutdowns;
•	pressure or irregularities in geological formations;
•	pipeline takeaway and refining and processing capacity;
•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services and CO2;
•	equipment failures or accidents;
•	adverse weather events, such as floods, blizzards, ice storms, tornadoes and freezing temperatures; and
•	title defects.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight rock formations. The process involves the injection of mainly water and sand plus a de minimis amount of chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated at the state level, however, the EPA issued guidance in 2014 to address hydraulic fracturing injections involving diesel.

In addition, in June 2016 the U.S. Environmental Protection Agency (“EPA”) issued a final rule promulgating pretreatment standards for discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly owned treatment works.

The EPA, along with other federal agencies such as the U.S. Department of Energy, the U.S. Government Accountability Office, the U.S. Department of Interior and the White House Council for Environmental Quality continue to study various aspects of hydraulic fracturing.

In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Multiple states, including Texas, Colorado and Wyoming have already adopted rules requiring disclosures of chemicals used in hydraulic fracturing and others have enacted regulations imposing additional requirements on activities involving hydraulic fracturing. Chemical disclosure regulations may increase compliance costs and may limit our ability to use cutting-edge technology in markets where disclosure is required. Further, laws such as those restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing (such as setback ordinances) may impact our ability to fully extract reserves. No assurance can be given as to whether or not such measures might be considered or implemented in the jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for the operator of any of the underlying properties to perform hydraulic fracturing activities on the underlying properties.

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

Weaker price differentials and/or weaker benchmark prices of oil and natural gas and the wellhead price received could reduce cash distributions by the Trust and the value of Trust units.

Oil and natural gas production from the underlying properties generally trades at a discount, but sometimes at a premium, to the relevant benchmark prices, such as NYMEX. A negative or positive difference between the benchmark price and the price received is called a differential. The differential may vary significantly due to market conditions, the quality and location of production and other risk factors. Whiting cannot accurately predict oil and natural gas differentials. Changes in the differential and decreases in the benchmark price for oil and natural gas could reduce cash distributions by the Trust and the value of the Trust units, as recently occurred when a significant increase in the differential for certain properties located in Wyoming and Texas impacted the February 2019 distribution.

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

Issues surrounding climate change and greenhouse gas emissions could result in increased operating costs and reduced demand for oil and gas which could reduce the amount of cash available for distribution to Trust unitholders.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has adopted and implemented regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act, as amended (the “CAA”).

At present, the EPA may establish GHG permitting requirements for stationary sources already subject to the Prevention of Significant Deterioration (“PSD”) and Title V requirements of the CAA. Certain of Whiting’s equipment and installations may currently be subject to PSD and Title V requirements and hence, under the Supreme Court’s ruling, may also be subject to the installation of controls to capture GHG. For any equipment or installation so subject, Whiting may have to incur increased compliance costs to capture related GHG emissions, which could reduce cash distributions by the Trust and the value of Trust units.

In October 2016, EPA proposed revisions to the rule applicable to GHG for PSD and Title V permitting requirements. The public comment period for the rulemaking concluded on December 16, 2016. However, although the rulemaking remains on the EPA’s long-term regulatory agenda, no final rule has been published.

In August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. However, in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it was being challenged in court. On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan and on August 18, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement to the Clean Power Plan. The EPA issued the final ACE rule in June 2019. As expected, over 20 states and public health and environmental organizations have already challenged the rule. The EPA sought expedited review in the hopes that the cases will be resolved by the summer of 2020.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHG, and many states have already taken legal measures to reduce emissions of GHG, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.

Also, in recent years, lawsuits have been brought against other energy companies for matters relating to climate change. Multiple states and localities have also initiated investigations in climate-change related matters. While the current suits focus on a variety of issues, at their core they seek compensation for the effects of climate change from companies with ties to GHG emissions. It is currently unknown what the outcome of these types of actions may be, but the costs of defending against such actions may rise. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Trust’s assets and the amount of cash available for distribution to the Trust unitholders.

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

The Trust is required to sell the NPI and liquidate if cash proceeds to the Trust from the net profits interest are less than $2.0 million for each of any two consecutive years. During the years ended December 31, 2019, 2018 and 2017, the Trust received cash proceeds of $9.1 million, $18.9 million, and  $6.7 million, respectively, from the net profits interest. Additionally, the Trustee must sell the NPI if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The sale of the NPI will result in the dissolution of the Trust and the net proceeds of any such sale will be distributed to the Trust unitholders.

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

Whiting has become increasingly dependent upon digital technologies to conduct day-to-day operations, including information systems, infrastructure and cloud applications. Whiting has entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with its business. In addition, Whiting has developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. Whiting relies on these systems to process, transmit and store electronic information, including financial records and personally identifiable information such as contractor, investor and payroll data, and to manage or support a variety of business processes, including its supply chain, pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions.

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also have increased in frequency. A cyber-attack could include unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. It is possible that Whiting, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware, or that third party service providers could cause a breach of Whiting’s data. Whiting believes that it has positive relations with its related vendors and maintains adequate anti-virus and malware software and controls over personally identifiable information and contractor data; however, any interruptions to Whiting’s arrangements with third parties for its computing and communications infrastructure or any other interruptions to, or breaches of, its information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt Whiting’s business operations, which in turn, could have a negative impact on the Trust and cash distributions.

Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future cyber-attacks than other targets. The various procedures, facilities, infrastructure and controls utilized by Whiting to monitor these threats and mitigate its exposure to such threats are costly and labor intensive. There can be no assurance that these measures will be sufficient to prevent security breaches from occurring. Whiting does not maintain or expect to obtain specialized insurance for possible liability or loss resulting from a cyber- attack on its assets that may shut down all or part of its business. However, as cyber threats continue to evolve, Whiting may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. State and federal cybersecurity legislation could also impose new requirements, which could increase costs.

To Whiting’s knowledge, Whiting has not experienced any material losses relating to cyber-attacks; however, there can be no assurance that Whiting will not suffer material losses in the future either as a result of an interruption to or a breach of its systems or those of its third party vendors and service providers, and any such interruption or breach could have a material adverse effect on the Trust.

Cyber security attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.

The Trustee depends heavily upon information technology systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are located primarily in the Permian Basin, Rocky Mountains, Gulf Coast and Mid‑Continent regions of the United States. The underlying properties include interests in 1,305 gross  (368.3 net) producing oil and natural gas wells located in 44 predominately mature fields with established production profiles in 10 states. As of December 31, 2019,  100% of estimated proved reserves attributable to the Trust’s interest in the NPI were classified as proved developed producing. For the year ended December 31, 2019, the net production attributable to the underlying properties was 1,073 MBOE or 2,939 BOE/d. Whiting operates approximately 66% of the underlying properties based on the December 31, 2019 reserve report standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of at least 11.79 MMBOE (10.61 MMBOE at the 90% NPI) of production from the underlying properties.  As of December 31, 2019, on a cumulative accrual basis 9.95 MMBOE (94%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. The remaining minimum reserve balance of 0.66 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year‑end 2019 reserve report. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 1.52 MMBOE as of December 31, 2019, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. However, the reserve report is based on the assumptions included therein. Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10‑K  for additional discussion of those assumptions and their inherent risks. The rate of future production cannot be predicted with certainty, and the Trust’s 10.61 MMBOE may be produced before or after the currently projected date. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

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

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at an average year‑over‑year rate of approximately 8.5% for oil and 13.6% for gas from 2020 through the estimated December 31, 2021 NPI termination date, assuming no additional developmental drilling or investments are made other than those assumed in the year‑end reserve report. However, cash distributions, if any, to unitholders may decline at a faster rate than the rate of production due to fixed and semi‑variable costs attributable to the underlying properties or if future development is delayed, reduced or cancelled.

Reserves

As of December 31, 2019, all of the Trust’s  oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2019 attributable to (i) the Trust based on the term of its NPI,  and (ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(4)			Underlying Properties(5)
	(90% NPI through December 2021)(6)			(100% Full Economic Life)
	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves(1):
Developed	1,331	1,142	1,522	8,448	7,120	9,635
Undeveloped(2)	-	-	-	-	-	-
Total proved—December 31, 2019	1,331	1,142	1,522	8,448	7,120	9,635

Standardized measure(3)			$27,047			$93,021

____________

(1)

Oil and gas reserve quantities have been derived from NYMEX oil and gas prices of $55.69 per Bbl and $2.58 per MMBtu, respectively, which are calculated using an average of the first‑day‑of‑the month price for each month within the 12 months ended December 31, 2019, pursuant to current SEC and FASB guidelines. The average NYMEX oil and gas prices for the month of February 2020 were $50.54 per Bbl and $1.85 per MMBtu, respectively.

(2)

This table does not include any proved undeveloped reserve quantities as of December 31, 2019 primarily because the underlying properties consist of mature producing properties that are essentially fully developed. While technical studies have identified an insignificant number of drilling locations that could meet the criteria of proved undeveloped reserves, such locations are not reflected in the December 31, 2019 reserve report because no future capital has been committed for the development of such reserves on the underlying properties.

(3)

Standardized measure of discounted future net cash flows as of December 31, 2019. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre‑tax PV 10% values.

(4)

The Trust’s estimated proved reserves as of December 31, 2019 on a 90% NPI basis were 1,522 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.

(5)

The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI.

(6)

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when minimum volumes of 10.61 MMBOE attributable to the NPI have been produced from the underlying properties and sold, or (b) the sale of the net profits interest. The December 31, 2019 reserve report projects that the underlying properties will produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest is not expected to contractually terminate until December 31, 2021, the December 31, 2019 reserve report includes 862 MBOE of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes.

(7)	Oil includes natural gas liquids.

Proved reserves. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first‑day‑of‑the month price for each month of 2019, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production and development expenditures required to produce the proved reserves as of December 31, 2019. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. Refer to “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10‑K  for more information.

A rollforward of changes in net proved reserves attributable to the Trust’s interest in the NPI from January 1, 2019 to December 31, 2019, and the calculation of the standardized measure of the related discounted future net revenues, are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in Item 8 of this Annual Report on Form 10‑K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2019, revisions to previous estimates increased proved reserves by a net amount of 50 MBOE. Included in these revisions were (i) 26 MBOE of downward adjustments caused by lower oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2019 compared to December 31, 2018 and (ii) 76 MBOE of net upward adjustments attributable to reservoir analysis.

Preparation of reserves estimates. Whiting has advised the Trustee that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, transportation, gathering, compression and other expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Cawley, Gillespie & Associates, Inc. (“CG&A”) meets with Whiting’s technical personnel in Whiting’s Denver office to review field performance. Following this review the reserve database is furnished to CG&A so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

CG&A is a Texas Registered Engineering Firm. The Trust’s primary contact at CG&A is Mr. W. Todd Brooker, President. Mr. Brooker is a State of Texas Licensed Professional Engineer.  Refer to Appendix 1 and Exhibit 99 of this Annual Report on Form 10‑K for the Report of Cawley, Gillespie & Associates, Inc. and further information regarding the professional qualifications of Mr. Brooker.

Whiting’s Director of Reservoir Engineering is responsible for overseeing the preparation of the reserves estimates. She has more than 25 years of broad reservoir engineering experience in the oil and gas industry, focused across conventional, unconventional and secondary recovery evaluation and development projects, including corporate reserves estimations. She holds a Bachelor of Science degree in petroleum engineering from Universidad Central de Venezuela, a Master of Science degree in reservoir engineering from Texas A&M University and a Master of Science degree in reservoir geoscience from the Institut Francais du Petrole. She is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

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

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2019:

	Number of	Developed Acreage		Undeveloped Acreage		Total Acreage
Region	Fields	Gross	Net	Gross	Net	Gross	Net
Permian Basin	16	24,390	19,326	5,834	3,676	30,224	23,002
Rocky Mountains	13	23,943	9,979	-	-	23,943	9,979
Gulf Coast	8	10,412	3,968	470	153	10,882	4,121
Mid-Continent	7	2,367	1,219	40	34	2,407	1,253
Total	44	61,112	34,492	6,344	3,863	67,456	38,355

The following is a summary of the producing wells on the underlying properties as of December 31, 2019:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	273	246.0	957	92.5	1,230	338.5
Natural gas	30	25.4	45	4.4	75	29.8
Total	303	271.4	1,002	96.9	1,305	368.3

The following is a summary of the number of productive wells drilled on the underlying properties during the last three years.  There were no dry wells drilled on the underlying properties during the years ended December 31, 2019,  2018 and 2017.  A productive well is an exploratory, development or extension well that is not a dry well. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or gas well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found.

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Developmental
Oil wells	2	0.50	2	0.50	2	0.50
Natural gas wells	-	-	-	-	-	-
Exploratory
Oil wells	-	-	-	-	1	0.25
Natural gas wells	-	-	-	-	-	-
Total	2	0.50	2	0.50	3	0.75

As of December 31, 2019, no wells were in the process of being drilled or completed.

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2019	2018	2017
Net sales volumes:
Oil production (MBbl)(1)	895	936	964
Natural gas production (MMcf)	1,063	1,206	1,220
Total production (MBOE)	1,073	1,137	1,168
Average daily production (MBOE/d)	2.9	3.1	3.2
Garland field sales volumes(2):
Oil production (MBbl)(1)	140	147	152
Natural gas production (MMcf)	31	40	41
Total production (MBOE)	145	154	159
Keystone field sales volumes(2):
Oil production (MBbl)(1)	157	148	139
Natural gas production (MMcf)	338	384	310
Total production (MBOE)	213	212	190
Rangely field sales volumes(2):
Oil production (MBbl)(1)	143	149	149
Natural gas production (MMcf)	-	-	-
Total production (MBOE)	143	149	149
Average sales prices:
Oil (per Bbl)(1)	$50.07	$53.91	$44.35
Natural gas (per Mcf)	$1.85	$3.40	$3.26
Average production costs:
Production costs per BOE(3)	$29.88	$24.65	$26.12

____________

(1)	Oil includes natural gas liquids.
(2)

The Garland and Keystone fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2019 and 2018. The Garland, Keystone and Rangely fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2017.

(3)

Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.5 million  ($1.40/BOE), $1.6 million  ($1.38/BOE) and $1.5 million  ($1.28/BOE) for the years ended December 31, 2019,  2018 and 2017, respectively.

Certain of the Trust’s wells are included in eight separate enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts. Aggregate production from such enhanced oil recovery fields averaged 1,135 BOE/d during 2019 or 39% of 2019 daily production from the underlying properties. For these areas, the operator needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Other than the underlying properties’ commitment of 11.79 MMBOE to the Trust pursuant to the terms of the NPI, neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. However, even this broad distribution may not provide protection against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2019, approximately 66% of these properties were operated by Whiting. Based on annual 2019 production attributable to the underlying properties, approximately 83% of production was crude oil and natural gas liquids and 17% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Permian Basin Region. The Permian Basin region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties consist of 16 fields of which Whiting operates wells in 12. The major fields in this region include the Keystone South field that produces from the Clear Fork, Wolfcamp, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2019, the net production attributable to the underlying properties in this region was 499.8 MBOE or 1.3 MBOE/d.

Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 13 fields of which Whiting operates wells in three.  The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting‑operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2019, the net production attributable to the underlying properties in this region was 451.0 MBOE or 1.2 MBOE/d.

Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four.  The major field in this region is the Whiting‑operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2019, the net production attributable to the underlying properties in this region was 104.6 MBOE or 0.3 MBOE/d.

Mid‑Continent Region. The underlying properties in the Mid‑Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of seven fields of which Whiting operates wells in two.  The major field in this region is the Whiting‑operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2019, the net production attributable to the underlying properties in this region was 17.3 MBOE or 0.1 MBOE/d.

Abandonment, Sale, and Farm‑out of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate these properties if they were not burdened by the NPI. In addition, Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However, Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2019,  2018 and 2017, there were zero,  five and seven gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

Divestitures. Whiting may, without the consent of the Trust unitholders, require the Trust to sell the NPI associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the NPI covered by such releases cannot exceed, during any 12‑month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such portion of the NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. No sales of oil and gas wells occurred during the years ended December 31, 2019, 2018 and 2017.

Farm‑out agreements. For the underlying properties for which Whiting is the designated operator, it may enter into farm‑out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust, Whiting Oil and Gas entered into three farm‑out agreements with a third‑party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm‑out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017, as amended in May 2018,  September 2019 and February 2020 (the “Signal Peak farm‑out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm‑out”).

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, a fourth well was drilled and completed during the second quarter of 2018, and a fifth well was drilled and completed during the fourth quarter of 2019, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the third quarter of 2020 if no additional drilling has commenced by that time.

During the fourth quarter of 2019, the third-party partner drilled and completed the first well under the Signal Peak farm-out, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. The partner has no obligation to drill and complete any additional wells, and the Signal Peak farmout will terminate during the second quarter of 2020 if no additional drilling has commenced by that time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The Trust units commenced trading on the New York Stock Exchange on March 23, 2012 under the symbol “WHZ” and were delisted from the New York Stock Exchange on January 6, 2016. The Trust units transitioned to the OTC, operated by OTC Markets Group, effective with the open of trading on January 7, 2016 under the symbol “WHZT.” The Trust can provide no assurance that any trading market for the Trust units will exist on the OTC in the future or that current trading levels will be sustained or will not diminish.

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

The high and low sales prices per unit for each quarter in 2019 and 2018 were as indicated in the table below as reported by the OTC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Per Unit
	High	Low
Year Ended December 31, 2019
First quarter (January 1 through March 31)	$1.96	$1.39
Second quarter (April 1 through June 30)	$1.88	$1.01
Third quarter (July 1 through September 30)	$1.26	$0.90
Fourth quarter (October 1 through December 31)	$0.95	$0.04

Year Ended December 31, 2018
First quarter (January 1 through March 31)	$1.54	$1.11
Second quarter (April 1 through June 30)	$3.80	$1.30
Third quarter (July 1 through September 30)	$3.16	$1.70
Fourth quarter (October 1 through December 31)	$2.95	$1.00

At March 24, 2020, the 18,400,000 units outstanding were held by two unitholders of record.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following table sets forth selected data based on the Trust’s audited financial statements  for the periods presented (in thousands, except distributable income per unit and Trust units outstanding data):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income from net profits interest	$9,119	$18,924	$6,727	$1,548	$10,161
Distributable income	$8,304	$18,109	$5,814	$1,199	$9,360
Distributable income per unit	$0.451281	$0.984171	$0.315961	$0.065170	$0.508693

	Year Ended December 31,
	2019	2018	2017	2016	2015
Trust corpus	$7,718	$12,357	$17,812	$23,929	$30,966
Total assets at year-end	$7,920	$12,638	$18,189	$24,113	$31,245
Trust units outstanding	18,400,000	18,400,000	18,400,000	18,400,000	18,400,000

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2019. The 2019 NPI distributions are mainly affected, however, by October 2018 through September 2019 oil prices and September 2018 through August 2019 natural gas prices.

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96
Natural gas	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44

Oil prices have declined sharply during the first quarter of 2020 in response to the economic effects of the recent announcement of Saudi Arabia’s abandonment of output restraints and the COVID-19 pandemic. Continued low oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, (ii) a reduction in the amount of oil, natural gas and natural gas liquids that are economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI), and (iii) the recognition of impairment charges on the NPI.  All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, as was the case for the fourth quarter of 2017 and the first quarter of 2019.

Trust Termination. The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021, or (2) the time when 11.79 MMBOE (10.61 MMBOE to the 90% net profits interest) have been produced from the underlying properties and sold, which is estimated to be December 31, 2021 based on the Trust’s year‑end 2019 reserve report or (b) the sale of the net profits interest. After the termination of the Trust, it will pay no further distributions.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is a return of capital to investors, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of December 31, 2019, on a cumulative accrual basis, 9.95 MMBOE (94%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2019. Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 1.52 MMBOE as of December 31, 2019, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. For additional discussion relating to the assumptions underlying the estimated date when 11.79 MMBOE (10.61 MMBOE at the 90% NPI) will be produced and sold from the underlying properties,  refer to “Description of the Underlying Properties” in Item 2  of this Annual Report on Form 10‑K.

For a discussion of material changes to the Trust’s proved reserves from December 31, 2018 to December 31, 2019,  refer to “Reserves” in Item 2 of this Annual Report on Form 10‑K. Additionally, for a discussion of the need to use enhanced recovery techniques, refer to  “Oil and Natural Gas Production” in Item 2 of this Annual Report on Form 10‑K.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate  a portion of the natural decline in production from producing properties. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. The underlying properties have a capital expenditure budget per the reserve report of $3.8 million estimated to be spent over the two years estimated to remain. No assurance can be given that the actual level of capital expenditures on the underlying properties will meet this  $3.8 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields.  Refer to the risk factor entitled  “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table summarizes the underlying properties’ planned capital expenditures per the reserve report for 2020 through the NPI termination date, which is currently estimated to be December 31, 2021:

	2020 - 2021 Planned Capital Expenditures(2)
	(in millions)	Gross Wells	Net Wells
Rocky Mountains Region:
Rangely field — CO2 and maintenance capital	$2.6	-	-
Garland field — maintenance capital	1.2	-	-
Total(1)	$3.8	-	-

____________

(1)	The planned capital expenditures attributable to the Trust’s 90% net profits interest are $3.4 million.
(2)	The planned capital expenditures for each of the two remaining years of the NPI are below the annual capital expenditure limitation, which limitation became effective January 1, 2018.

Rocky Mountains Region.  The Rangely field, operated by Chevron Corporation, is located in Rio Blanco County, Colorado. This field was discovered in 1931 with development drilling commencing in 1943. The field is currently producing under the tertiary recovery process of CO2 injection. The underlying properties include a 4.6% working interest in the Rangely Weber Sand Unit. Capital is expended each year to purchase CO2 for injection in the field. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are approximately $1.3 million per year for 2020 and 2021 through the estimated termination of the NPI. Such capital costs are comprised mainly of CO2 purchases and plant and equipment expenditures. During 2017, Chevron Corporation advised Whiting of a mandatory compliance‑driven inspection and maintenance project for the Rangely Weber Sand Unit, which commenced in June 2017 and was completed during July 2017. The cost of the project attributable to the underlying properties was $1.5 million ($1.4 million to the 90% NPI), the vast majority of which were capital expenditures. Whiting is not aware of any development plans by Chevron USA at this time, however, Chevron USA may propose capital expenditures in the future.

Whiting owns a non‑operated working interest in the Garland field located in Big Horn County, Wyoming, which produces from the Madison and Tensleep zones. According to information provided by the operator, the estimated capital expenditures allocated to the underlying properties’ interest are $0.6 million per year for 2020 and 2021, respectively, through the estimated termination of the NPI. Although Whiting is not aware of any development plans by this operator or other operators of the underlying properties in this region, these operators may propose additional capital expenditures in the future.

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

Annual capital expenditure limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three,  which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation. The capital expenditures incurred during 2019 and 2018 did not exceed this annual limitation, and capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.2 million during the year ending December 31, 2020.

Farm‑out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust (other than those capital expenditures already contemplated in the reserve report), Whiting Oil and Gas entered into three farm‑out agreements with a third‑party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016 (the “Keystone South farm‑out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017, as amended in May 2018,  September 2019 and February 2020 (the “Signal Peak farm‑out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm‑out”).

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, a fourth well was drilled and completed during the second quarter of 2018, and a fifth well was drilled and completed during the fourth quarter of 2019, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the third quarter of 2020 if no additional drilling has commenced by that time.

During the fourth quarter of 2019, the third-party partner drilled and completed the first well under the Signal Peak farm-out, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. The partner has no obligation to drill and complete any additional wells, and the Signal Peak farmout will terminate during the second quarter of 2020 if no additional drilling has commenced by that time.

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

Results of Trust Operations

The following is a summary of income from net profits interest and distributable income received by the Trust for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

Trust Results

	Year Ended December 31,
	2019		2018		2017
Sales volumes:
Oil from underlying properties (MBbl)(1)	917	(4)	955	(5)	965	(6)
Natural gas from underlying properties (MMcf)	1,111	(4)	1,307	(5)	1,220	(6)
Total production (MBOE)	1,103		1,173		1,168
Average sales prices:
Oil (per Bbl)(1)	$48.40		$54.28		$42.42
Natural gas (per Mcf)(2)	$2.30		$3.29		$3.18
Cost metrics:
Lease operating expenses (per BOE)	$29.52		$24.64		$26.19
Production tax rate (percent of total revenues)	5.0%		5.1%		4.8%
Revenues:
Oil sales(1)	$44,407	(4)	$51,827	(5)	$40,931	(6)
Natural gas sales	2,558	(4)	4,296	(5)	3,883	(6)
Total revenues	46,965		56,123		44,814
Costs:
Lease operating expenses	32,555		28,900		30,595
Production taxes	2,328		2,887		2,132
Development costs	1,950		3,309		4,613
Cash settlements on commodity derivatives(3)	-		-		-
Total costs	36,833		35,096		37,340
Net proceeds	10,132		21,027		7,474
Net profits percentage	90%		90%		90%
Income from net profits interest	9,119		18,924		6,727
Provision for estimated Trust expenses	(800)		(800)		(900)
Montana state income tax withheld	(15)		(15)		(13)
Distributable income	$8,304		$18,109		$5,814

____________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the years ended December 31, 2018 and 2017 exceeded the average NYMEX gas prices for those same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the year ended 2019 are still “liquids rich,” such liquids content did not result in a premium to the NYMEX natural gas price due to depressed liquids prices during that period.

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

(4)

Oil and gas sales volumes and related revenues for the year ended December 31, 2019 (consisting of Whiting’s  February 2019,  May 2019,  August 2019 and November 2019 distributions to the Trust) generally represent crude oil production from October 2018 through September 2019 and natural gas production from September 2018 through August 2019.

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

Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018

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

Revenues. Oil and natural gas revenues were $9.2 million (or 16%) lower in 2019 compared to 2018.  Sales revenue is a function of average commodity prices realized and oil and gas volumes sold.  The decrease in revenue between periods was primarily due to lower realized oil prices and a decline in oil production volumes. The average sales price realized decreased for crude oil and natural gas by 11% and 30%, respectively, between periods primarily as a result of lower NYMEX oil prices and rising natural gas differentials, which were partially offset by improved oil differentials.  Crude oil production volumes decreased by 38 MBbls (or 4%) between periods and natural gas volumes decreased by 196 MMcf (or 15%) in 2019 compared to 2018.  The slight oil volume decrease between periods was primarily related to normal field production decline, which was partially offset by two new wells that came online as a result of the Keystone South farm‑out agreement.  The decrease in gas volumes between periods was primarily due to (i) normal field production decline and (ii) one unit in the Warmsly South field and one well in the Keystone South field that were shut-in for all or a portion of 2019. The decrease in gas volumes was partially offset by one new well that came online as a result of the Keystone South farm-out agreement. Based on the December 31, 2019 reserve report, overall production attributable to the underlying properties is expected to decline at an average year‑over‑year rate of approximately 8.5% for oil and 13.6% for gas from 2020 through the estimated December 31, 2021  NPI termination date.

Lease Operating Expenses. LOE increased  $3.7 million (or 13%) during the year ended December 31, 2019 compared to the same 2018 period primarily due to a $4.2 million increase in oilfield goods and services, which includes an increase of $1.2 million in workover costs between periods. This increase was partially offset by (i) $0.5 million of lower labor and other operating costs on Whiting-operated properties and (ii) a $0.2 million decrease in ad valorem taxes between periods. The increase in overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 20%  from $24.64 during 2018 to $29.52 for 2019.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 5.1% during 2018 to 5.0% during 2019. Additionally, overall production taxes in 2019 decreased $0.6 million (or 19%) as compared to 2018 primarily due to lower oil and natural gas revenues between periods.

Development Costs. Development costs were $1.4 million (or 41%) lower in 2019 as compared to 2018.  Development costs decreased primarily due to reduced drilling and capital workover costs between periods of $1.6 million in the Garland, Keystone South, Rangely, Deb and West Dickinson fields, which was partially offset by increased drilling and capital workover costs of $0.2 million in the Justis field.

Comparison of Results of the Trust for the Years Ended December 31, 2018 and 2017

For a  discussion of the Trust’s financial performance in the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to Part II, Item 7 “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report on Form 10-K filed with the SEC on March 22, 2019 under the subheading “Results of Trust Operations – Comparison of Results of the Trust for the Years Ended December 31, 2018 and 2017.”

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the fourth quarter of 2017 and first quarter of 2019), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. As of February 29,  2020, the Trust had cash reserves of $0.2 million for the payment of its administrative expenses.

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

Letter of Credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trust in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust. Such letter of credit is renewed annually during December for a one year term. As of December 31, 2019 and 2018, the Trust had no borrowings under the letter of credit.

Reserve for Expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. However, Whiting has not funded such a reserve since the inception of the Trust, including during the years ended December 31, 2019, 2018 and 2017. Instead, Whiting has deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the year ended December 31, 2019, Whiting incurred $0.9 million of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

Off‑Balance Sheet Arrangements

The Trust has no off‑balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

The following table summarizes the Trust’s obligations and commitments as of December 31, 2019 to make future payments during the specified time periods (in thousands):

	Payments Due by Period(4)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years(4)
Delaware Trustee fees(1)	$8	$4	$4	$-
Trustee administrative service fees(2)	391	193	198	-
Whiting administrative service fees(3)	400	200	200	-
Total	$799	$397	$402	$-

____________

(1)	Pursuant to the terms of the Trust agreement, the Trust is obligated to pay the Delaware Trustee a fee of $3,500 per year.
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

(4)

The contractual obligation payments due are presented through the NPI termination date, which is currently estimated to be December 31, 2021 based on the reserve report as of December 31, 2019. The “3‑5 years” period represents obligations after the estimated December 31, 2021 NPI termination date. Actual amounts paid may differ from these estimates.

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2019 applicable to the Trust or its financial statements.

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

Impairment of Investment in Net Profits Interest. The value of the investment in net profits interest is reviewed whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. Potential impairments of the investment in net profits interest are determined by comparing future net undiscounted cash flows based on the oil and gas reserves attributable to the underlying properties to the net book value at the end of each period. If the net capitalized cost exceeds undiscounted future cash flows, the cost of the investment in net profits interest is written down to “fair value,” which is determined using net discounted future cash flows from the net profits interest. Different pricing assumptions, discount rates, or oil and gas reserve estimates could result in a different calculated impairment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Hedge Contracts

The primary asset and source of income to the Trust is the NPI, which generally entitles the Trust to receive 90% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices.

The revenues derived from the underlying properties depend substantially on prevailing crude oil, natural gas and natural gas liquids prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that can be economically produced. Whiting sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Whiting entered into certain hedge contracts,  all of which terminated as of December 31, 2014,  to manage the exposure to crude oil price volatility associated with revenues generated from the underlying properties, and to achieve more predictable cash flows. No additional hedges are allowed to be placed on Trust assets, and, therefore, there are no further cash settlements on commodity hedges for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), which has the effect of increasing the Trust’s exposure to oil and natural gas price volatility. The Trust cannot enter into derivative contracts for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10‑K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Whiting USA Trust II and

The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Whiting USA Trust II, (“the Trust”) as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2019 and 2018, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2019, in conformity with the modified cash basis of accounting described in Note 2.

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

March 24, 2020

We have served as the Trust’s auditor since 2011.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2019	2018
ASSETS
Cash and short-term investments	$202	$281
Investment in net profits interest, net	7,718	12,357
Total assets	$7,920	$12,638
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$202	$281
Trust corpus (18,400,000 Trust units issued and outstanding as of December 31, 2019 and December 31, 2018)	7,718	12,357
Total liabilities and Trust corpus	$7,920	$12,638

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2019	2018	2017
Income from net profits interest	$9,119	$18,924	$6,727
General and administrative expenses	(879)	(896)	(707)
Cash reserves used (withheld) for current Trust expenses	79	96	(193)
State income tax withholding	(15)	(15)	(13)
Distributable income	$8,304	$18,109	$5,814
Distributable income per unit	$0.451281	$0.984171	$0.315961

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Trust corpus, beginning of period	$12,357	$17,812	$23,929
Distributable income	8,304	18,109	5,814
Distributions to unitholders	(8,304)	(18,109)	(5,814)
Amortization of investment in net profits interest	(4,639)	(5,455)	(6,117)
Trust corpus, end of period	$7,718	$12,357	$17,812

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%‑owned subsidiary of Whiting, to the Trust. The NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid‑Continent regions of the United States (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2019, these oil and gas properties included interests in approximately 1,305 gross (368.3 net) producing oil and gas wells.

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

As of December 31, 2019, on a cumulative accrual basis,  9.95 MMBOE (94%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested. A cumulative 0.02 MMBOE of proved reserves have been divested through December 31, 2019.  The remaining minimum reserve balance of 0.66 MMBOE (at the 90% NPI) is projected to be produced prior to December 31, 2021, based on the Trust’s year‑end 2019 reserve report.

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

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the years ended December 31, 2019,  2018 and 2017.

	2019	2018	2017
Plains Marketing, L.P.	18%	20%	17%
Chevron USA	16%	16%	15%
Merit Management Partners I, LP (previously Marathon Oil Corporation)	13%	13%	14%
Sunoco, Inc.	10%	4%	3%
Phillips 66 Company	9%	9%	11%

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2019 applicable to the Trust or its financial statements.

3.   INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012),  which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. No impairment of the investment of the net profits interest has occurred since December 31, 2015 when it was written down to its fair value of $31.0 million. Accumulated amortization of the investment in net profits interest was  $23.2 million and  $18.6 million as of December 31, 2019 and 2018, respectively.

Oil prices have declined sharply during the first quarter of 2020 in response to the economic effects of the recent announcement of Saudi Arabia’s abandonment of output restraints and the COVID-19 pandemic. Substantial and extended declines in oil, natural gas and natural gas liquids prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders. Absent a significant change in pricing, this decline will result in a triggering event for further testing of impairment in the first quarter of 2020, which could result in an impairment charge up to the remaining balance of the investment in net profits interest.

4.   INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows:

	Year Ended December 31,
	2019		2018		2017
Revenues:
Oil sales(1)	$44,407	(3)	$51,827	(4)	$40,931	(5)
Natural gas sales	2,558	(3)	4,296	(4)	3,883	(5)
Total revenues	46,965		56,123		44,814
Costs:
Lease operating expenses	32,555		28,900		30,595
Production taxes	2,328		2,887		2,132
Development costs	1,950		3,309		4,613
Cash settlements on commodity derivatives(2)	-		-		-
Total costs	36,833		35,096		37,340
Net proceeds	10,132		21,027		7,474
Net profits percentage	90%		90%		90%
Income from net profits interest	$9,119		$18,924		$6,727

____________

(1)	Oil includes natural gas liquids.
(2)

All costless collar hedge contracts terminated as of December 31, 2014, and no additional hedges are allowed to be placed on Trust assets. Consequently, there are no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.

(3)

Oil and gas sales volumes and related revenues for the year ended December 31, 2019 (consisting of Whiting’s February 2019, May 2019,  August 2019 and November 2019 distributions to the Trust) generally represent crude oil production from October 2018 through September 2019 and natural gas production from September 2018 through August 2019.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $15,120,  $15,119 and $12,828 related to Montana state income taxes for the years ended December 31, 2019,  2018 and 2017, respectively. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due to such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. There were no accumulated net losses funded or recovered by Whiting during the years ended December 31, 2019, 2018 and 2017.

7.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the years ended December 31, 2019,  2018 and 2017, Whiting incurred $0.9 million,  $1.8 million and $0.7 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2019,  2018 and 2017 (dollars in thousands, except monthly amounts per well):

	Year Ended December 31,
	2019	2018	2017
Total overhead charges (in thousands)	$1,344	$1,259	$1,403
Overhead charge per month per active operated gross well	$370	$346	$372

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2019,  2018 and 2017 includes  $200,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalated by 2.5% each year and therefore, the annual administrative fee paid to the Trustee for 2019 and 2018 services was $188,456 and $183,859, respectively. Accordingly, the escalated quarterly administrative fee of $47,114 was paid by the Trust starting in the second quarter of 2019. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2019,  2018 and 2017 include $187,307, $182,738 and $178,281, respectively, for administrative fees paid to the Trustee.

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust,  if requested to do so by the Trustee.  This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust. Such letter of credit is renewed annually during December for a one year term. As of December 31, 2019 and 2018, the Trust had no borrowings under the letter of credit.

Lending to the Trust —The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non‑interest bearing account, and make other short term investments with the funds distributed to the Trust. As of December 31, 2019 and 2018, the Trust had no borrowings outstanding.

8.  SUBSEQUENT EVENTS

On February 28,  2020, a distribution of $0.014555 per Trust unit was paid to Trust unitholders of record on February 19, 2020. This aggregate distribution to all Trust unitholders consisted of net cash proceeds of $0.5 million paid by Whiting to the Trust, less a provision of $0.2 million for estimated Trust expenses and $3,819 for Montana state income tax withholdings.

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS RESERVE INFORMATION (UNAUDITED)

Oil and Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust’s interest in the NPI and the related valuations were based on reports prepared by the Trust’s independent petroleum engineers Cawley, Gillespie & Associates, Inc. Proved reserve estimates included herein conform to the definitions prescribed by the FASB and SEC. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price and cost changes and other factors.

As of December 31, 2019, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust’s interest in the NPI and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are maintained.

The following is a summary of the changes in quantities of proved developed oil and gas reserves attributable to the Trust’s interest in the NPI for the years ended December 31, 2017,  2018 and 2019:

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBOE)
Balance — January 1, 2017(1)(2)	3,257	2,764	3,718
Revisions to previous estimates	147	797	279
Extensions and discoveries	116	131	138
Divestitures	-	-	-
Production	(868)	(1,098)	(1,051)
Balance — December 31, 2017(1)(2)(3)	2,652	2,594	3,084
Revisions to previous estimates	149	459	225
Extensions and discoveries	125	141	149
Divestitures	-	-	-
Production	(842)	(1,085)	(1,023)
Balance — December 31, 2018(1)(2)(3)	2,084	2,109	2,435
Revisions to previous estimates	51	(10)	50
Extensions and discoveries	2	-	2
Divestitures	-	-	-
Production	(806)	(957)	(965)
Balance — December 31, 2019(1)(2)(3)	1,331	1,142	1,522
Proved developed reserves(1)(3):
December 31, 2016	3,257	2,764	3,718
December 31, 2017	2,652	2,594	3,084
December 31, 2018	2,084	2,109	2,435
December 31, 2019	1,331	1,142	1,522

____________

(1)

Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2017,  December 31, 2017,  2018 and 2019 were 7.4 MMBOE,  7.9 MMBOE,  9.2 MMBOE and 9.6 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are attributable to the 90% NPI based on the NPI termination date, which is currently estimated to be December 31, 2021.

(2)

The following table does not include any proved undeveloped reserve quantities as of January 1, 2017, December 31, 2017, 2018 and 2019 primarily because the underlying properties consist of mature producing properties that are generally fully developed. While technical studies have identified an insignificant number of drilling locations that could meet the criteria of proved undeveloped reserves, such locations are not reflected in the reserve reports because no future capital has been committed for the development of such reserves on the underlying properties.

(3)

The Trust will wind up its affairs and terminate shortly after the earlier of (a) the NPI termination date, which is the later to occur of (1) December 31, 2021 or (2) the time when the Trust’s minimum volumes of 10.61 MMBOE have been produced and sold from the underlying properties, or (b) the sale of the net profits interest. The December 31, 2019 reserve report projects that the underlying properties will produce the Trust’s minimum volumes prior to December 31, 2021. Since the net profits interest is not expected to contractually terminate until December 31, 2021, the December 31, 2019 reserve report includes  862 MBOE of additional reserves attributable to the 90% NPI in excess of the Trust’s minimum volumes.

Notable changes in proved reserves for the year ended December 31, 2019 included:

•

Revisions to previous estimates. In 2019, revisions to previous estimates increased proved reserves by a net amount of 50 MBOE. Included in these revisions were (i) 26 MBOE of downward adjustments caused by lower oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2019 compared to December 31, 2018 and (ii) 76 MBOE of net upward adjustments attributable to reservoir analysis.

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

The standardized measure relating to proved oil and gas reserves attributable to the Trust’s interest in the NPI is as follows (in thousands):

	December 31,
	2019	2018	2017
Future cash inflows	$62,656	$121,469	$127,724
Future production costs	(29,701)	(65,110)	(85,623)
Future development costs	(3,382)	(4,740)	(8,090)
Future net cash flows	29,573	51,619	34,011
10% annual discount for estimated timing of cash flows	(2,526)	(6,071)	(4,949)
Standardized measure of discounted future net cash flows(1)	$27,047	$45,548	$29,062

____________

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in the standardized measure relating to proved oil and gas reserves attributable to the Trust’s interest in the NPI are as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning of year	$45,548	$29,062	$20,979
Sale of oil and gas produced, net of production costs	(9,791)	(19,926)	(11,503)
Sale of minerals in place	-	-	-
Net changes in prices and production costs	(16,941)	23,272	9,512
Extensions and discoveries less related costs	87	3,051	1,803
Previously estimated development costs incurred during the period	1,288	2,407	1,747
Changes in estimated future development costs	133	177	782
Revisions of previous quantity estimates	2,168	4,599	3,644
Accretion of discount	4,555	2,906	2,098
End of year	$27,047	$45,548	$29,062

Future cash inflows included in the standardized measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) as follows:

	December 31,
	2019	2018	2017
Oil (per Bbl)	$47.38	$55.60	$45.07
Gas (per Mcf)	$(0.36)	$2.67	$3.16

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended(1)
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2019
Income from net profits interest	$1,962	$2,741	$3,051	$1,365	$9,119
Distributable income	$1,757	$2,590	$2,796	$1,161	$8,304
Distributions per unit	$0.095481	$0.140750	$0.151980	$0.063070	$0.451281

Year Ended December 31, 2018
Income (loss) from net profits interest	$3,305	$5,448	$5,758	$4,413	$18,924
Distributable income	$3,151	$5,244	$5,505	$4,209	$18,109
Distributions per unit	$0.171231	$0.285007	$0.299197	$0.228736	$0.984171

____________

(1)	Dollars in thousands, except distributions per unit.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2019,  there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019.

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

Item 11. Executive Compensation

During the year ended December 31, 2019,  the Trustee received administrative fees from the Trust in the amount of $187,307. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

Letter of Credit

In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust,  if requested to do so by the Trustee.  This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to the unitholders until all such amounts including interest therein, if applicable, have been repaid by the Trust. Such letter of credit is renewed annually during December for a one year term. As of December 31, 2019 and 2018, the Trust had no borrowings under the letter of credit.

Plugging and Abandonment

During the year ended December 31, 2019, Whiting incurred $0.9 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties,  which is customary practice in the oil and gas industry.  Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2019, the Trust’s portion of the operating overhead fee totaled $1.3 million and averaged $370 per month per active operated well. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2019 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalated by 2.5% each year and therefore, the annual administrative fee paid to the Trustee for 2019 services was $188,456, which was paid in four quarterly installments and billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2019 include $187,307 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accounting Fees and Services

The Trust does not have an audit committee. Any pre‑approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2020. During fiscal 2019, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2019 and 2018 by Deloitte:

	2019	2018
Audit fees(1)	$185,000	$185,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$185,000	$185,000

____________

(1)	Fees for audit services in 2019 and 2018 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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
99

Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers dated February 7, 2020 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10‑K for the year ended December 31, 2019 filed on March 24, 2020 (File No. 001‑35459)].

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

March 24, 2020

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

Appendix 1

CAWLEY, GILLESPIE & ASSOCIATES, INC.

PETROLEUM CONSULTANTS

13640 BRIARWICK DRIVE, SUITE 100	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729‑1707	FORT WORTH, TEXAS 76102‑4987	HOUSTON, TEXAS 77002‑5008
512‑249‑7000	817‑336‑2461	7136519944
	www.cgaus.com

February 7,  2020

The Bank of New York Mellon Trust Company, N.A.

As Trustee of Whiting USA Trust II

601 Travis Street, 16th Floor

Houston, Texas 77002

Re:	Evaluation Summary – SEC Price
Whiting USA Trust II Underlying Properties
Total Proved Reserves
Certain Properties Located in Various States
As of December 31, 2019

Pursuant to the Guidelines of the Securities and
Exchange Commission for Reporting Corporate
Reserves and Future Net Revenue

Gentlemen:

We are submitting our estimates of total proved reserves and forecasts of economics attributable to the underlying properties, from which a net profits interest has been formed and conveyed by Whiting Petroleum Corporation (“Whiting”) to the Whiting USA Trust II. These oil and gas properties are located in Arkansas, Colorado, Michigan, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming, and this report has been prepared for the Trustee of Whiting USA Trust II based on its request. Included in the tables below are the total proved reserves attributable to (i) the same underlying properties through their full economic life and (ii) the same underlying properties but only the reserves estimated to be produced by December 31, 2021, which is the estimated termination date for Whiting USA Trust II. This report, completed February 7, 2020, was prepared for the purpose of public disclosure by Whiting in filings made with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the disclosure requirements set forth in SEC regulations, and it includes results for an SEC pricing scenario accordingly. It covers 100% of the total proved  reserves  estimated  for Whiting USA Trust II. The results of this evaluation are presented in the two tables immediately below as follows:

Underlying Properties Full Economic Life
		Proved	Proved
		Developed	Developed	Proved	Total
Net Reserves		Producing	Non-Producing	Developed	Proved
Oil	- Mbbl	7,637.7	410.3	8,048.0	8,048.0
Gas	- MMcf	6,138.1	982.1	7,120.2	7,120.2
NGL	- Mbbl	342.6	57.8	400.5	400.5
Equivalent*	- Mbbl	9,003.4	631.8	9,635.1	9,635.1
Revenue
Oil	- M$	379,043.6	21,142.2	400,185.7	400,185.7
Gas	- M$	(2,389.4)	(482.0)	(2,871.3)	(2,871.3)
NGL	- M$	3,053.0	515.3	3,568.3	3,568.3
Severance Taxes	- M$	20,941.3	960.1	21,901.4	21,901.4
Ad Valorem Taxes	- M$	3,597.2	198.4	3,795.6	3,795.6
Operating Expenses	- M$	187,605.0	7,537.1	195,142.0	195,142.0
Investments	- M$	11,274.7	0.0	11,274.7	11,274.7
Net Operating Income	- M$	156,289.1	12,479.9	168,769.0	168,769.0
Discounted @ 10%	- M$	86,097.2	6,923.5	93,020.9	93,020.9

Underlying Properties Reserves Estimated to be Produced by December 31, 2021
		Proved	Proved
		Developed	Developed	Proved	Total
Net Reserves		Producing	Non-Producing	Developed	Proved
Oil	- Mbbl	1,409.3	0.0	1,409.3	1,409.3
Gas	- MMcf	1,268.7	0.0	1,268.7	1,268.7
NGL	- Mbbl	69.9	0.0	69.9	69.9
Equivalent*	- Mbbl	1,690.7	0.0	1,690.7	1,690.7
Revenue
Oil	- M$	69,457.3	0.0	69,457.3	69,457.3
Gas	- M$	(462.6)	0.0	(462.6)	(462.6)
NGL	- M$	622.6	0.0	622.6	622.6
Severance Taxes	- M$	3,834.1	0.0	3,834.1	3,834.1
Ad Valorem Taxes	- M$	851.5	0.0	851.5	851.5
Operating Expenses	- M$	28,315.9	0.0	28,315.9	28,315.9
Investments	- M$	3,757.1	0.0	3,757.1	3,757.1
Net Operating Income	- M$	32,858.7	0.0	32,858.7	32,858.7
Discounted @ 10%	- M$	30,052.4	0.0	30,052.4	30,052.4

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

Hydrocarbon Pricing

In accordance with SEC guidelines, hydrocarbon prices used in the preparation of this report have been determined as an unweighted arithmetic average of the first-day-of-the-month price for  each month of 2019, unless prices were otherwise defined by contractual arrangements. Accordingly, West Texas Intermediate oil and Henry Hub gas prices of $55.69 per bbl and $2.58 per MMBtu, respectively, were used as of December 31, 2019. Further adjustments were applied on a lease level basis for oil price differentials, gas price differentials and heating values as furnished by your office and audited by CG&A. Prices were not escalated in the SEC scenario. The average adjusted prices used in the estimation of proved reserves for the underlying properties full economic life were $49.72 per  bbl of oil, $8.91 per bbl of natural gas liquids and -$0.40 per mcf of natural gas. For the proved reserves of the underlying properties estimated to be produced by December 31, 2021, the average adjusted prices were $49.28 per bbl of oil, $8.91 per bbl of natural gas liquids and -$0.36 per mcf of natural gas.

Capital, Expenses and Taxes

Capital expenditures, lease operating expenses and ad valorem tax values were forecast as estimated by your office after thorough examination by CG&A. As you explained and CG&A verified, the capital costs were based on the most current estimates, lease operating expenses were based on the analysis of historical actual expenses, and operating overhead is included for non-operated properties. Capital costs and lease operating expenses were held constant in accordance with SEC guidelines. State severance tax rates were applied at current statutory percentages of oil, NGL and gas revenue, incorporating certain  severance tax incentives and allowances for limited time periods where allowable  in Whiting’s various tax jurisdictions.

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

The reserve estimates were based on interpretations of factual data furnished by your office. Raw production data, lease operating statement data, and ownership interests were also supplied by you and were accepted as furnished. Where possible, CG&A has performed a detailed audit on the data provided, and to some extent information from public records has been used to check and/or supplement these data. The basic engineering and geological data were subject to third party reservations and qualifications. Nothing has come to our attention, however, that would cause us to believe that we are not justified in relying on such data. We have used all methods and procedures as we considered necessary under the circumstances to prepare the report. We believe that the assumptions, data, methods and procedures were appropriate for the purpose served by this report.

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