Form 10-Q
period 2020-03-31
Whiting USA Trust II
filed 2020-05-08
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020,  18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“May 2020 distribution” The net profits generated by the NPI during the first quarterly payment period of 2020, which net profits were inclusive of a reserve for certain future expenses established by Whiting, and when combined with the payment period’s increased provision for estimated Trust expenses, resulted in no cash available for distribution to Trust unitholders of record on May 20, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and short-term investments	$137	$202
Investment in net profits interest, net	986	7,718
Total assets	$1,123	$7,920
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$137	$202
Trust corpus (18,400,000 Trust units issued and outstanding as of March 31, 2020 and December 31, 2019)	986	7,718
Total liabilities and Trust corpus	$1,123	$7,920

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended
	March 31,
	2020	2019
Income from net profits interest	$472	$1,962
General and administrative expenses	(265)	(261)
Cash reserves used for current Trust expenses	65	61
State income tax withholding	(4)	(5)
Distributable income	$268	$1,757
Distributable income per unit	$0.014555	$0.095481

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Trust corpus, beginning of period	$7,718	$12,357
Distributable income	268	1,757
Distributions to unitholders	(268)	(1,757)
Impairment of investment in net profits interest	(5,822)	-
Amortization of investment in net profits interest	(910)	(1,206)
Trust corpus, end of period	$986	$11,151

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

The Trust is highly dependent on Whiting for multiple services, including the operation of wells, remittance of net proceeds generated by the NPI and administrative services performed on behalf of the Trust. Whiting’s continued ability to operate wells, including those with interests held by the NPI, depends on its future financial condition, access to capital and other factors outside of its control. On April 1, 2020, Whiting and certain of its direct and indirect subsidiaries, including Whiting Oil and Gas (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors expect to continue normal operations as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

As of March 31, 2020, on a cumulative accrual basis, 10.18 MMBOE  (96%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested.  The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2019.  Accordingly, the Trust’s remaining reserves attributable to the 90% NPI were estimated to be 1.52 MMBOE as of December 31, 2019, which is more than the minimum, but there is no assurance that the Trust will receive more than the minimum amount of reserves. The Trust’s reserve report as of December 31, 2019 was derived from NYMEX oil and gas prices of $55.69 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines, whereas the average NYMEX oil and gas prices for the month of April 2020 were $16.70 per Bbl and $1.69 per MMBtu, respectively. The Trust’s 2019 Annual Report on Form 10‑K includes additional information on the Trust’s reserves as of December 31, 2019.

2.  BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited condensed financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10‑Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. In the opinion of the Trustee, the accompanying financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly, in all material respects, the results of the Trust for the interim periods presented. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The condensed modified cash basis financial statements and related notes included in this Quarterly Report on Form 10‑Q should be read in conjunction with the Trust’s financial statements and related notes included in the Trust’s 2019 Annual Report on Form 10‑K.

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

Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:

a.	Income from net profits interest is recorded when NPI distributions are received by the Trust;
b.	Distributions to Trust unitholders are recorded when paid by the Trust;
c.	Trust general and administrative expenses (which include the Trustees’ fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;
d.	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;
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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2020 applicable to the Trust or its financial statements.

3.  INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of March 31, 2020 and December 31, 2019 was zero and $23.2 million, respectively.

Impairment of Net Profits Interest —  The value of the investment in net profits interest is reviewed whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. As a result of the significant decrease in the forward price curves for oil during the first quarter of 2020 which dropped below $21.00 per Bbl in March 2020 and the associated decline in anticipated future cash flows, an impairment test was performed.  As of March 31, 2020, the investment in net profits interest with a carrying value of $6.8 million was written down to its fair value of $1.0 million, resulting in a $5.8 million impairment charged directly to Trust corpus and which does not affect distributable income. The write-down of the net profits interest was  due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices as of March 31, 2020. The fair value of the investment in net profits interest was ascribed using an income approach analysis based on the net discounted future cash flows from the NPI in the underlying properties and contains unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on forward strip price curves as of March 31, 2020 (adjusted for basis differentials); estimated operating, development, and general and administrative expenses; estimated state income tax withholdings; and a discount rate.

Oil prices further declined in April 2020, dropping below negative $37.00 per Bbl, and have continued to be depressed into May 2020. The dramatic decline in pricing in March 2020 and continuing into May 2020 is primarily attributable to Saudi Arabia’s announcement in March 2020 of plans to abandon previously agreed upon output restraints and economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas. Substantial and extended declines in oil, natural gas and NGL prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders. Absent a significant increase in commodity prices, this decline could result in a triggering event for further evaluation of impairment of the NPI in the second quarter of 2020, which could result in an impairment charge up to the remaining balance of the investment in net profits interest.

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

5.  DISTRIBUTION TO UNITHOLDERS

Actual cash distributions to the Trust unitholders depend on the volumes of and prices received for oil, natural gas and natural gas liquids produced and sold from the underlying properties, among other factors. Quarterly cash distributions during the term of the Trust are made by the Trustee no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 50th day following the end of each quarter. Such amounts equal the excess, if any, of the cash received by the Trust during the quarter, over the expenses of the Trust paid during such quarter, subject to any adjustments for changes made by the Trustee during such quarter to any cash reserves established for future expenses of the Trust or adjustments for the recovery of accumulated net losses and accrued interest. The sharp decline in oil prices during the first quarter of 2020 and continuing into May 2020 as well as the impact on oil and gas demand due to the COVID-19 pandemic, could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders. For further information on the oil price decline and economic effects of the COVID-19 pandemic refer to the “Investment in Net Profits Interest” footnote above.

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. There were no accumulated net losses funded or recovered by Whiting during the three months ended March 31, 2020 and 2019.

6.  RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three months ended March 31, 2020, Whiting incurred $0.2 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year‑end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Total overhead charges (in thousands)	$332	$323
Overhead charge per month per active operated gross well	$365	$356

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2020 and 2019 include $50,000 each for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2020 and 2019 services is $193,167 and $188,456, respectively. Accordingly, the escalated quarterly administrative fee of $48,292 will be paid by the Trust starting in the second quarter of 2020. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2020 and 2019 include $47,114 and $45,965,  respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit  — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and  if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust. Such letter of credit expires and is subject to renewal in December 2020. As of March 31, 2020 and December 31, 2019, the Trust had no borrowings under the letter of credit.

Lending to the Trust — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non‑interest bearing account, and make other short‑term investments with the funds distributed to the Trust. As of March 31, 2020 and December 31, 2019, the Trust had no borrowings outstanding.

7.  SUBSEQUENT EVENT

On May 7, 2020, the Trust announced that no distribution would be made to unitholders in the second quarter of 2020 as a result of the sharp decline in oil prices in the first quarter of 2020 and continuing into May 2020. For further information on the oil price decline and the economic effects of the COVID-19 pandemic refer to the “Investment in Net Profits Interest” footnote above.  The Trust is not able to predict future commodity prices, however, it appears likely that the depressed oil prices and economic effects of the COVID-19 pandemic will negatively impact future Trust quarterly payment periods. Due to these uncertainties and as provided in the terms of the NPI, Whiting established a $1.6 million reserve for future development, maintenance or operating expenses and related activities, while the Trustee increased the provision for Trust expenses to $0.9 million in order to enable it to pay the Trust’s future liabilities for approximately 12 months, which together reduced the cash available for distribution to Trust unitholders to zero.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2019 Annual Report on Form 10‑K. The Trust’s Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward‑Looking Statements

This Quarterly Report on Form 10‑Q includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10‑Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward‑looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward‑looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10‑Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward‑looking statements:

•	the effect of changes in commodity prices and conditions in the capital markets;
•	the effect, impact, potential duration or other implications of the outbreak of a novel strain of coronavirus (“COVID-19”) which the World Health Organization declared a pandemic in March 2020;
•

the actions of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia’s decision in March 2020 to abandon output restraints in response to Russia’s refusal to make production cuts;

•	changes in regional, domestic and global supply and demand for oil and natural gas and the impacts on storage capacity;
•	uncertainty of estimates of oil and natural gas reserves and production;
•	risks incidental to the operation and drilling of oil and natural gas wells;
•	future production and development costs, which include capital expenditures;
•	the inability to access oil and natural gas markets due to market conditions or operational impediments;
•	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
•	the effect of existing and future laws and regulatory actions;
•	competition from others in the energy industry;
•	inflation or deflation; and
•	other risks described under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and the Trust’s 2019 Annual Report on Form 10‑K.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2020. The February

2020 distribution was mainly affected by October 2019 through December 2019 oil prices and September 2019 through November 2019 natural gas prices.

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96	$46.08
Natural gas	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44	$1.88

Oil prices declined sharply during the first quarter of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping to below negative $37.00 per Bbl in April 2020. This dramatic decline in pricing is primarily attributable to Saudi Arabia’s announcement in March 2020 of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas. Continued low oil and gas prices could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, as was the case for the second quarter of 2020, (ii) a reduction in the amount of oil, natural gas and natural gas liquids that are economic to produce from the underlying properties, which could extend the length of time required to produce 11.79 MMBOE (10.61 MMBOE at the 90% NPI) and (iii) the recognition of additional impairment charges on the NPI. All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in actual and anticipated operating and capital expenditures, as was the case for the first quarter of 2019 and the second quarter of 2020 where Whiting established a reserve for anticipated future period operating expenses.

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

Impairment of Net Profits Interest. As of March 31, 2020, the Trust’s investment in the NPI with a carrying value of $6.8 million was written down to its fair value of $1.0 million, resulting in a $5.8 million impairment charged directly to Trust corpus. The write-down of the net profits interest was due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices as of March 31, 2020.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is a return of capital to investors, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of March 31, 2020 on a cumulative accrual basis, 10.18 MMBOE  (96%)  of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 239 MBOE, which is 90% of 266 MBOE, are included as gross proceeds in the Trust’s May 2020 distribution). The remaining minimum reserve quantities are projected to be produced prior to December 31, 2021, based on the Trust’s reserve report as of December 31, 2019.  However, the Trust’s 2019 reserve report was derived from NYMEX oil and gas prices of $55.69 per Bbl and $2.58 per MMBtu pursuant to current SEC and FASB guidelines, whereas the average NYMEX oil and gas prices for the month of April 2020 were $16.70 per Bbl and $1.69 per MMBtu, respectively. Lower oil and gas prices are likely to further reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties, which may cause operators of the underlying properties to voluntarily curtail production and in turn could extend the length of time required to produce the Trust’s 10.61 MMBOE. The Trust’s 2019 Annual Report on Form 10‑K includes additional information on the Trust’s reserves, including the underlying assumptions, as of December 31, 2019.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. The underlying properties have a capital expenditure budget per the December 31, 2019 reserve report of $3.8 million estimated to be spent between January 1, 2020 and December 31, 2021, the estimated termination date of the NPI. In addition, no assurance can be given that the actual level of capital expenditures on the underlying properties will meet this $3.8 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2019,

Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2020 distribution (in thousands):

2020
Capital
Region	Expenditures
Rocky Mountains	$387
Permian Basin	50
Gulf Coast	19
Mid-Continent	-
Total	$456

Annual capital expenditure limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for development, maintenance or operating costs of the underlying properties or related activities for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation. Therefore, the capital expenditures included in the net proceeds attributable to the underlying properties and amounts reserved for expenditures cannot exceed $4.2 million during the year ending December 31, 2020.

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

The third‑party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm‑out agreement during 2017, a fourth well was drilled and completed during the second quarter of 2018 and a fifth well was drilled and completed during the fourth quarter of 2019, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm‑out will terminate during the second quarter of 2020 if no additional drilling has commenced by that time.

During the fourth quarter of 2019, the third-party partner drilled and completed the first well under the Signal Peak farm‑out, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. The partner has no obligation to drill and complete any additional wells, and the Signal Peak farm-out will terminate during the third quarter of 2020 if no additional drilling has commenced by that time.

In addition, the partner drilled and completed the first well under the Flying W farm‑out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section.

As a result of the significant decline in crude oil prices in the first quarter of 2020 and continuing into May 2020, certain of the wells subject to these farm-out agreements were temporarily shut-in during April 2020, which will negatively impact production and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

Results of Trust Operations

Comparison of Results of the Trust for the Three Months Ended March  31,  2020 and 2019

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	March 31,
	2020		2019
Sales volumes:
Oil from underlying properties (Bbl)(1)	187,185	(3)	239,530	(4)
Natural gas from underlying properties (Mcf)	232,720	(3)	260,676	(4)
Total production (BOE)	225,972		282,976
Average sales prices:
Oil (per Bbl)(1)	$49.81		$44.19
Natural gas (per Mcf)(2)	$1.83		$3.29
Cost metrics:
Lease operating expenses (per BOE)	$36.60		$28.14
Production tax rate (percent of total revenues)	5.1%		4.9%
Revenues:
Oil sales(1)	$9,323	(3)	$10,586	(4)
Natural gas sales	425	(3)	857	(4)
Total revenues	9,748		11,443
Costs:
Lease operating expenses	8,270		7,964
Production taxes	498		564
Development costs	456		735
Total costs	9,224		9,263
Net proceeds	524		2,180
Net profits percentage	90%		90%
Income from net profits interest	472		1,962
Provision for estimated Trust expenses	(200)		(200)
Montana state income tax withheld	(4)		(5)
Distributable income	$268		$1,757

__________

(1)	Oil includes natural gas liquids.
(2)

The average sales price of natural gas for the gas production months within the three months ended March  31,  2019 exceeded the average NYMEX gas prices due to the “liquids-rich” content of a portion of the natural gas volumes produced and sold from the underlying properties. While the gas volumes produced and sold from the underlying properties during the three months ended March  31, 2020 are still “liquids rich,” such liquids content did not result in a premium to the NYMEX natural gas price due to the depressed liquids prices during that period.

(3)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2020 (consisting of Whiting’s February 2020 distribution to the Trust) generally represent oil production from October 2019 through December 2019 and natural gas production from September 2019 through November 2019.

(4)

Oil and gas sales volumes and related revenues for the three months ended March 31, 2019 (consisting of Whiting’s February 2019 distribution to the Trust) generally represent oil production from October 2018 through December 2018 and natural gas production from September 2018 through November 2018.

Income from Net Profits Interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced and sold, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced and sold. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes and development costs as follows:

Revenues. Oil and natural gas revenues decreased $1.7 million (or 15%) during the three months ended March 31, 2020 as compared to the same 2019 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was primarily due to a decline in oil production volumes.  The crude oil average realized sales price increased by 13% and the natural gas average realized sales price decreased by 44% between periods primarily as a result of improved oil differentials and rising natural gas differentials, respectively. Crude oil production volumes decreased by 52 MBbl (or 22%) and natural gas production volumes decreased by 28 MMcf (or 11%) between periods. The decline in oil volumes between periods was primarily related to normal field decline and differences in timing associated with revenues received from non-operated properties.  The decline in gas volumes between periods was primarily related to normal field decline and the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019,  which impacts wells located in the Lake Como field. Based on the December 31, 2019 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.5% for oil and 13.6% for gas from 2020 through the estimated December 31, 2021 NPI termination date.

Lease Operating Expenses. Lease operating expenses increased $0.3 million (or 4%) during the first quarter of 2020 compared to the same 2019 period primarily due to a  $0.7 million increase in oilfield goods and services, which was largely offset by $0.4 million of lower labor and other operating costs on Whiting-operated properties. The increase in overall LOE coupled with the decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 30%  between periods from $28.14 during the three months ended March  31, 2019 to $36.60 for the same period in 2020.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues increased from 4.9% for the three months ended March 31, 2019 to 5.1% for the same period in 2020.  Overall production taxes for the first quarter of 2020, however, decreased $0.1 million (or  12%) as compared to the same 2019 period primarily due to lower oil and natural gas revenues between periods.

Development Costs. Development costs decreased $0.3 million (or 38%) during the first quarter of 2020 compared to the same 2019 period primarily due to reduced drilling and capital workover costs in the Rangely Weber Sand field.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement and expenses in connection with the discharge of the Trustee’s duties, including third‑party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the first quarter of 2019 and the second quarter of 2020), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses, which may be in excess of the provision for Trust expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources. As of April  30, 2020, the Trust had cash reserves of $0.1 million and a provision for estimated Trust expenses of $0.9 million from the May 2020 distribution for the payment of its administrative expenses.

The Trust is highly dependent on Whiting for multiple services, including the operation of wells, remittance of net proceeds generated by the NPI and administrative services performed on behalf of the Trust. Whiting’s continued ability to operate wells, including those with interests held by the NPI, depends on its future financial condition, access to capital and other factors outside of its control. On April 1, 2020, Whiting and certain of its direct and indirect subsidiaries, including Whiting Oil and Gas (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States

Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors expect to continue to operate the business as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Letter of Credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust. Such letter of credit expires and is subject to renewal in December 2020. As of March 31, 2020 and December 31, 2019, the Trust had no borrowings under the letter of credit.

Reserve for Expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses on the underlying properties and related activities. Whiting did not fund such a reserve during the three months ended March 31, 2020 and 2019. Instead, Whiting deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses. As provided in the terms of the Trust’s net profits interest, the May 2020 distribution includes Whiting’s establishment of a reserve for future expenditures of $1.6 million in response to the expectation that future gross proceeds from the underlying properties may be insufficient to cover the future operating costs of the underlying properties due to  (i) the sharp decline in oil prices in March 2020 and continuing into May 2020 and (ii) the impacts of the COVID-19 pandemic.  Consistent with the terms of the Trust’s NPI, the reserve will be utilized by Whiting for future development, maintenance or operating expenses on the underlying properties and related activities. These future expenses will not be deducted from the gross proceeds when incurred but rather, will be applied against the reserve until such reserve balance reaches zero.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2020, Whiting incurred $0.2 million  of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On May 7, 2020, the Trust announced that no distribution would be made to unitholders in the second quarter of 2020 as a result of the sharp decline in oil prices in the first quarter of 2020 and continuing into May 2020. Due to these uncertainties and as provided in the terms of the NPI, Whiting established a $1.6 million reserve for future development, maintenance or operating expenses and related activities, while the Trustee increased the provision for Trust expenses to $0.9 million in order to enable it to pay the Trust’s future liabilities for approximately 12 months, which together reduced the cash available for distribution to Trust unitholders to zero.

As discussed above, during the first quarter of 2020, oil and natural gas prices sharply declined and have continued to decline in May 2020. The Trust is unable to predict future commodity prices; however, if prices remain at current levels or decline further, it appears likely that distributions to unitholders will be significantly impacted by low oil and natural gas prices and may be reduced to zero, as was the case during the second quarter of 2020.  Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures and commodity price differentials. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses, which expenses may be in excess of the provision for Trust expenses.

New Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended March 31, 2020 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10‑K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2020.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (a) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production and (b) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, refer to the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.”

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2019.  The following are material updates to such risk factors:

The amount of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquids prices. An extended period of low oil and natural gas prices may adversely affect the amount of cash distributions by the Trust and the value of the Trust units.

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting, including, but not limited to, the following:

•	changes in regional, domestic and global supply and demand for oil and natural gas;
•	the level of global oil and natural gas inventories and storage capacity;
•	the occurrence or threat of epidemic or pandemic diseases, such as the coronavirus (“COVID-19”) pandemic, or any government response to such occurrence or threat;
•

the actions of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia’s decision in March 2020 to abandon output restraints in response to Russia’s refusal to make production cuts;

•	the price and quantity of imports of oil and natural gas;
•	market demand and capacity limitations on exports of oil and natural gas;
•

political and economic conditions, including embargoes and sanctions, in oil-producing countries or affecting other oil-producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;

•	developments of North American energy infrastructure;
•	the level of global oil and natural gas exploration and production activity;
•	the effects of global conservation and sustainability measures;
•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the effects of the global and domestic economies, including the impact of expected growth, access to credit and financial and other economic issues;
•	weather conditions;
•	technological advances affecting energy consumption;
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

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements. Also, prices for crude oil and prices for natural gas do not necessarily move in tandem. Declines in oil or natural gas prices would not only reduce revenue, but could also reduce the amount of oil and natural gas that can be economically produced from the underlying properties, therefore potentially lowering the oil and gas reserve quantities attributable to the Trust’s interest in the NPI. If the oil and natural gas industry experiences extended periods of low prices, resulting in the NPI generating net losses or limited net proceeds (which was the case during the first quarter of 2019 and the second quarter of 2020), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses.

Whiting entered into hedge contracts, which were structured as costless collar arrangements and were conveyed to the Trust to reduce the exposure to volatility in the underlying properties’ oil and gas revenues due to fluctuations in crude oil and natural gas prices, and to achieve more predictable cash flows. However, all such costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. As a result, the amounts of the cash distributions may fluctuate significantly as a result of changes in commodity prices because there are no hedge contracts in place to reduce the Trust’s exposure to oil and natural gas volatility.

Oil prices declined sharply during the first quarter of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping to below negative $37.00 per Bbl in April 2020. This dramatic decline in pricing is primarily attributable to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas. Substantial and extended declines in oil, natural gas and natural gas liquids prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price, or sustained periods of low prices, of oil, natural gas or natural gas liquids, will likely materially reduce, or completely eliminate, the amount of cash available for distribution to Trust unitholders.

If the financial position of Whiting degrades in the future, Whiting may not be able to satisfy its obligations to the Trust.

At December 31, 2019, Whiting operated approximately 66% of the underlying properties based on the standardized measure of discounted future net cash flows. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to the underlying properties for which it operates.

On April 1, 2020, Whiting and certain of its direct and indirect subsidiaries, including Whiting Oil and Gas (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors expect to continue to operate the business as “debtors-in-possession” in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Whiting’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity, ability to emerge from chapter 11 bankruptcy or ability to finance planned capital expenditures. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of the COVID-19 pandemic, and the reduction in the benchmark price of crude oil due in part to the announcement in March 2020 of Saudi Arabia’s abandonment of output restraints, persists for the near future or longer, or if the outbreak adversely affects employees of Whiting and such employees’ ability to conduct Whiting’s operations, such factors could have a negative impact on the financial condition and economic performance of Whiting.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of under negative $37.00 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

May 8, 2020

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