Form 10-Q
period 2020-09-30
Whiting USA Trust II
filed 2020-11-10
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

Plugging and abandonment liabilities relating to the underlying properties will not be deducted from the gross proceeds in determining net proceeds. If certain other non-production revenues exceed the operating expenses during a payment period, the use of such excess amounts to offset operating expenses may be deferred, with interest accruing on such amounts at the prevailing money market rate, until the next quarterly period when such amounts, together with other offsets to costs for the applicable quarter, are less than such expenses. If any excess amounts have not been used to offset costs on December 31, 2021, which is the time when the NPI will terminate, then unitholders will not be entitled to receive the benefit of such excess amounts.

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

“NGL” Natural gas liquid.

“November 2020 net loss” The lack of a cash distribution to Trust unitholders of record on November 19, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and short-term investments	$668	$202
Investment in net profits interest, net	699	7,718
Total assets	$1,367	$7,920
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$668	$202
Trust corpus (18,400,000 Trust units issued and outstanding as of September 30, 2020 and December 31, 2019)	699	7,718
Total liabilities and Trust corpus	$1,367	$7,920

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income (loss) from net profits interest	$(860)	$3,051	$514	$7,754
General and administrative expenses	(172)	(189)	(634)	(664)
Cash reserves used (withheld) for current Trust expenses	172	(61)	(466)	64
State income tax withholding	-	(5)	(6)	(11)
Accumulated net losses funded by Whiting	860	-	860	-
Distributable income	$-	$2,796	$268	$7,143
Distributable income per unit	$-	$0.140750	$0.014554	$0.236231

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$831	$9,966	$7,718	$12,357
Distributable income	-	2,796	268	7,143
Distributions to unitholders	-	(2,796)	(268)	(7,143)
Impairment of investment in net profits interest	-	-	(5,822)	-
Amortization of investment in net profits interest	(132)	(1,180)	(1,197)	(3,571)
Trust corpus, end of period	$699	$8,786	$699	$8,786

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties until it terminates. As of September 30, 2020, on a cumulative accrual basis, 10.57 MMBOE (99.6%) of the 10.61 MMBOE attributable to the Trust’s interest in the NPI have been produced and sold or divested. Subsequent to September 30, 2020, the remaining minimum reserve quantities were produced. Consequently, the NPI will terminate on December 31, 2021 because the minimum amount of production (11.79 MMBOE) applicable to the NPI has been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). The Trust will wind up its affairs and terminate after the NPI termination date and, once the Trust winds up its affairs and terminates, it will pay no further distributions.

The Trust is highly dependent on Whiting for multiple services, including the operation of wells, remittance of net proceeds generated by the NPI and administrative services performed on behalf of the Trust. Whiting’s continued ability to operate wells, including those with interests held by the NPI, depends on its future financial condition, access to capital and other factors outside of its control. On April 1, 2020, Whiting and certain of its direct and indirect subsidiaries, including Whiting Oil and Gas (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 30, 2020, the Debtors filed the Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor affiliates (as amended, modified and supplemented, the “Plan”).  On August 14, 2020, the Bankruptcy Court confirmed the Plan.  On September 1, 2020, the Debtors emerged from the Chapter 11 Cases and the Plan became effective in accordance with its terms.

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

Modified Cash Basis of Accounting — The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions, as follows:

a.	Income (loss) from net profits interest is recorded when NPI distributions are received by the Trust;
b.	Distributions to Trust unitholders are recorded when paid by the Trust;
c.	Trust general and administrative expenses (which include the Trustees’ fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;
d.	Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under GAAP;
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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2020 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of September 30, 2020 and December 31, 2019 was $0.3 million and $23.2 million, respectively.

Impairment of Net Profits Interest — The value of the investment in net profits interest is reviewed whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. As a result of the significant decrease in the forward price curves for oil during the first quarter of 2020 which dropped below $21.00 per Bbl in March 2020, and the associated decline in anticipated future cash flows, an impairment test was performed. As of March 31, 2020, the investment in net profits interest with a carrying value of $6.8 million was written down to its fair value of $1.0 million, resulting in a $5.8 million impairment charged directly to Trust corpus for the nine months ended September 30, 2020 which does not affect distributable income. The write-down of the net profits interest was due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices as of March 31, 2020. The fair value of the investment in net profits interest was ascribed using an income approach analysis based on the net discounted future cash flows from the NPI in the underlying properties and contains unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on forward strip price curves as of March 31, 2020 (adjusted for basis differentials); estimated operating, development, and general and administrative expenses; estimated state income tax withholdings; and a discount rate. During the three months ended September 30, 2020 and the three and nine months ended September 30, 2019 no impairment of the investment in net profits interest occurred.

The dramatic decline in pricing in March 2020 was primarily attributable to Saudi Arabia’s announcement in March 2020 of plans to abandon previously agreed upon output restraints and economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas. Substantial and extended declines in oil, natural gas and NGL prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders. Absent an increase in commodity prices, this decline could result in a triggering event for further evaluation of impairment of the NPI, which could result in an impairment charge up to the remaining balance of the investment in net profits interest.

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

Income (Loss) from Net Profits Interest — Income (loss) from net profits interest is generally a function of oil and gas revenues less the actual lease operating expenses, production taxes and development costs incurred during the period. As provided in the terms of the net profits interest, Whiting may also reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses on the underlying properties and related activities. During the three and nine months ended September 30, 2020, Whiting established a reserve for future expenditures of $1.6 million that reduced the income (loss) from net profits interest, which reserve was released and applied in the third quarter of 2020. Such reserve for future expenditures was in response to the expectation that future gross proceeds from the underlying properties may be insufficient to cover the future operating costs of the underlying properties due to (i) the sharp decline in oil prices in March 2020 which oil prices remained depressed at the time the reserve was established in May 2020 and (ii) the impacts of the COVID-19 pandemic. Consistent with the terms of the Trust’s NPI, the reserve was utilized by Whiting for future development, maintenance or operating expenses on the underlying properties and related activities, during the three months ended September 30, 2020. Accordingly, there is no remaining reserve for expenditures.

Cash Reserves Withheld for Trust Expenses — Due to the expected impact of (i) the sharp decline in oil prices occurring in March 2020 which oil prices remained depressed at the time the reserve was established in May 2020 and (ii) the COVID-19 pandemic, both of which may reduce or eliminate the amount of cash available to pay Trust liabilities, the Trustee increased the cash reserves withheld for future Trust expenses to enable it to pay the Trust’s estimated liabilities for approximately 12 months at the time at which it was established.

Accumulated Net Losses Funded by Whiting — The NPI generated net losses of $0.9 million during the third quarter of 2020 primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the gross proceeds from production even after consideration of the reserve for future expenditures which was released and applied. As a result, there was no distribution to Trust unitholders of record on August 19, 2020 for the second quarterly payment period of 2020. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market interest rate, will be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid.

The following table presents the net profits interest accumulated net losses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accumulated net losses, beginning of period	$-	$-	$-	$-
Net losses funded by Whiting	(860)	-	(860)	-
Accumulated net losses, end of period(1)	$(860)	$-	$(860)	$-

(1)	In addition to the accumulated net losses of $0.9 million as of September 30, 2020, accrued interest of $477 as of September 30, 2020 is required to be repaid to Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders.

6. RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and nine months ended September 30, 2020, Whiting incurred $0.5 million and $1.6 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total overhead charges (in thousands)	$340	$340	$1,011	$992
Overhead charge per month per active operated gross well	$374	$374	$371	$364

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2020 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2019 include $50,000 and $150,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2020 and 2019 services is $193,167 and $188,456, respectively. Accordingly, the escalated quarterly administrative fee of $48,292 was paid by the Trust starting in the second quarter of 2020. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2020 include $48,292 and $143,698, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and nine months ended September 30, 2019 include $47,114 and $140,193, respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust. Such letter of credit will renew in December 2020 and expire upon the NPI termination date. As of September 30, 2020 and December 31, 2019, the Trust had no borrowings under the letter of credit.

Lending to the Trust — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of September 30, 2020 and December 31, 2019, the Trust had no borrowings outstanding.

7. SUBSEQUENT EVENT

On November 9, 2020, the Trustee announced that no distribution would be made to unitholders in the fourth quarter of 2020. The November 2020 net loss is due to the net profits interest generating net profits of approximately $0.7 million during the third quarterly payment period of 2020 off-setting a portion of the NPI deficit of approximately $0.9 million from a prior period net loss. The limited net profits were primarily due to the continued low oil and natural gas prices. The NPI deficit, plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in future computation periods for purposes of determining net proceeds (or net losses as the case may be) until the negative net proceeds, including interest, have been recovered in full. The Trust will make no further distributions until that occurs.

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

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties until the NPI terminates.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through September 30, 2020. The August 2020 net loss was mainly affected by April 2020 through June 2020 oil prices and March 2020 through May 2020 natural gas prices.

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94
Natural gas	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89

Oil prices declined sharply during the first half of 2020, dropping below $21.00 per Bbl in March 2020 and further dropping below negative $37.00 per Bbl in April 2020. This dramatic decline in pricing was primarily attributable to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas. While prices began to recover in the third quarter of 2020, uncertainties related to demand for oil and natural gas products remain as the pandemic continues to impact the world economy. Continued low oil and gas prices could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, as was the case for the May 2020 distribution and the August 2020 net loss, (ii) a reduction in the amount of oil, natural gas and natural gas liquids that are economic to produce from the underlying properties and (iii) the recognition of additional impairment charges on the NPI. All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in actual and anticipated operating and capital expenditures, as was the case for (i) the first quarter of 2019, (ii) the second quarter of 2020, where Whiting established a reserve for future development, maintenance or operating expenses and (iii) the third quarter of 2020 which resulted in no distribution being made to unitholders even after the $1.6 million reserve was released and applied by Whiting.

Trust termination. The Trust will wind up its affairs and terminate after the NPI termination date, which is set at December 31, 2021. After the termination of the Trust, it will pay no further distributions.

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

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is a return of capital to investors, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust. As of September 30, 2020 on a cumulative accrual basis, 10.57 MMBOE (99.6%) of the 10.61 MMBOE attributable to the NPI have been produced and sold or divested (of which 204 MBOE, which is 90% of 227 MBOE, are included as gross proceeds in the Trust’s August 2020 net loss). Subsequent to September 30, 2020, the remaining minimum reserve quantities were produced. Consequently, the NPI will terminate on December 31, 2021 because the minimum amount of production (11.79 MMBOE) applicable to the NPI has have been produced from the underlying properties and sold (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI).

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. The underlying properties have a capital expenditure budget per the December 31, 2019 reserve report of $3.8 million estimated to be spent between January 1, 2020 and December 31, 2021, the termination date of the NPI. In addition, no assurance can be given that the actual level of capital expenditures on the underlying properties will meet this $3.8 million amount of budgeted capital expenditures over such time frame. With respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields. Please read the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Item 1A. Risk Factors “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders.” The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2020 and May 2020 distributions and August 2020 net loss (in thousands):

2020
Capital
Region	Expenditures
Rocky Mountains	$1,025
Permian Basin	75
Gulf Coast	19
Mid-Continent	-
Total	$1,119

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

Reserve for expenditures. Whiting may establish and withhold amounts for development, maintenance or operating costs of the underlying properties or related activities from the net proceeds attributable to the underlying properties up to a total of $2.0 million at any time. During the second quarter of 2020, $1.6 million was reserved for expenditures. The $1.6 million reserve was released and applied by Whiting to qualifying expenses incurred during the third quarter of 2020. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities.

Farm-out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust (other than those capital expenditures already contemplated in the reserve report), Whiting Oil and Gas entered into three farm-out agreements with separate third-party partners covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016, as amended in July 2020 (the “Keystone South farm-out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017, as amended in May 2018, September 2019 and February 2020 (the “Signal Peak farm-out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm-out”).

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

Results of Trust Operations

Comparison of results of the Trust for the nine months ended September 30, 2020 and 2019

The following is a summary of income from net profits interest and distributable income received by the Trust for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Nine Months Ended
	September 30,
	2020		2019
Sales volumes:
Oil from underlying properties (Bbl)(1)	601,228	(3)	701,583	(4)
Natural gas from underlying properties (Mcf)	706,523	(3)	816,397	(4)
Total production (BOE)	718,982		837,649
Average sales prices:
Oil (per Bbl)(1)	$38.22		$47.99
Natural gas (per Mcf)(2)	$1.46		$2.57
Cost metrics:
Lease operating expenses (per BOE)	$29.48		$28.29
Production tax rate (percent of total revenues)	4.7%		4.9%
Revenues:
Oil sales(1)	$22,977	(3)	$33,668	(4)
Natural gas sales	1,032	(3)	2,097	(4)
Total revenues	24,009		35,765
Costs:
Lease operating expenses	21,195		23,697
Production taxes	1,124		1,767
Development costs	1,119		1,686
Reserve for expenditures	-		-
Total costs	23,438		27,150
Net proceeds	571		8,615
Net profits percentage	90%		90%
Income from net profits interest	514		7,754
Provision for estimated Trust expenses	(1,100)		(600)
Montana state income tax withheld	(6)		(11)
Distributable income	$268		$7,143

__________

(1)	Oil includes natural gas liquids.
(2)	A portion of the natural gas volumes produced and sold from the underlying properties during the nine months ended September 30, 2020 and 2019 have a “liquids-rich” content; however, such liquids content did not result in a premium to the NYMEX natural gas price primarily due to the depressed liquids prices during such periods.
(3)	Oil and gas sales volumes and related revenues for the nine months ended September 30, 2020 (consisting of Whiting’s February 2020 and May 2020 distributions to the Trust, and August 2020 net loss) generally represent oil production from October 2019 through June 2020 and natural gas production from September 2019 through May 2020.
(4)	Oil and gas sales volumes and related revenues for the nine months ended September 30, 2019 (consisting of Whiting’s February 2019, May 2019 and August 2019 distributions to the Trust) generally represent oil production from October 2018 through June 2019 and natural gas production from September 2018 through May 2019.

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

Revenues. Oil and natural gas revenues decreased $11.8 million (or 33%) during the nine months ended September 30, 2020 as compared to the same 2019 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was primarily due to lower realized oil prices and the decline in oil production volumes. The average sales price realized for crude oil and natural gas decreased by 20% and 43%, respectively, between periods primarily as a result of a decline in NYMEX oil and gas prices which were partially offset by improved oil differentials. Crude oil production volumes decreased by 100 MBbl (or 14%) and natural gas production volumes decreased by 110 MMcf (or 13%) when comparing the first nine months of 2020 compared to the same period in 2019. The decline in oil volumes between periods was primarily related to (i) normal field decline (ii) certain wells within the Garland field being shut-in for a portion of the first nine months of 2020 and (iii) the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019, which impacts wells located in the Lake Como field. The decline in gas volumes between periods was primarily related to (i) normal field decline, (ii) differences in timing associated with revenues received from non-operated properties, (iii) the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019, which impacts wells located in the Lake Como field and (iv) a unit in the Warmsly South field being shut-in for a portion of the first nine months of 2020. Based on the December 31, 2019 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.5% for oil and 13.6% for gas from 2020 through the NPI termination date, December 31, 2021.

Lease operating expenses. Lease operating expenses decreased $2.5 million (or 11%) during the first nine months of 2020 compared to the same 2019 period primarily due to lower labor and other operating costs on Whiting-operated properties of $1.6 million and lower oilfield goods and services costs of $1.3 million, which were partially offset by a $0.4 million increase in ad valorem taxes between periods. LOE on a per BOE basis, however, increased 4% between periods from $28.29 during the nine months ended September 30, 2019 to $29.48 for the same period in 2020 primarily due to the decline in overall production volumes.

Production taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 4.9% for the nine months ended September 30, 2019 to 4.7% for the same period in 2020. Overall production taxes for the first nine months of 2020 decreased $0.6 million (or 36%) as compared to the same 2019 period primarily due to lower oil and natural gas revenues between periods.

Development costs. Development costs for the nine months ended September 30, 2020 were $0.6 million (or 34%) lower as compared to the same 2019 period primarily due to reduced drilling and capital workover costs in the Rangely Weber Sand field, Justis and Mary Two fields, which were partially offset by higher drilling and capital workover costs in the Keystone South field.

Reserve for expenditures. As provided in the terms of the NPI, a $1.6 million reserve for future development, maintenance or operating expenses was established and subsequently utilized and applied against qualifying expenses incurred during the period. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities.

Provision for estimated Trust expenses. The provision for estimated Trust expenses increased $0.5 million during the first nine months of 2020 compared to the same 2019 period due to the expected impacts of (i) the sharp decline in oil prices that occurred in March 2020 which oil prices remained depressed at the time the expenses were estimated in August 2020 and (ii) the COVID-19 pandemic. In consideration of the anticipated impacts, the Trustee increased the provision for Trust expenses to enable it to pay the Trust’s future liabilities for approximately 12 months from the time at which it was established.

Comparison of results of the Trust for the three months ended September 30, 2020 and 2019

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the three months ended September 30, 2020 and 2019 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	September 30,
	2020		2019
Sales volumes:
Oil from underlying properties (Bbl)(1)	186,554	(3)	229,627	(4)
Natural gas from underlying properties (Mcf)	242,503	(3)	283,127	(4)
Total production (BOE)	226,971		276,815
Average sales prices:
Oil (per Bbl)(1)	$20.64		$53.24
Natural gas (per Mcf)(2)	$0.92		$1.90
Cost metrics:
Lease operating expenses (per BOE)	$27.37		$29.61
Production tax rate (percent of total revenues)	3.3%		4.8%
Revenues:
Oil sales(1)	$3,851	(3)	$12,225	(4)
Natural gas sales	223	(3)	537	(4)
Total revenues	4,074		12,762
Costs:
Lease operating expenses	6,212		8,196
Production taxes	135		608
Development costs	308		568
Reserve for expenditures	(1,625)		-
Total costs	5,030		9,372
Net proceeds (losses)	(956)		3,390
Net profits percentage	90%		90%
Income (loss) from net profits interest	(860)		3,051
Provision for estimated Trust expenses	-		(250)
Montana state income tax withheld	-		(5)
Accumulated net losses funded by Whiting	860		-
Distributable income	$-		$2,796

__________

(1)	Oil includes natural gas liquids.
(2)	A portion of the natural gas volumes produced and sold from the underlying properties during the three months ended September 30, 2020 and 2019 have a “liquids-rich” content; however, such liquids content did not result in a premium to the NYMEX natural gas price primarily due to the depressed liquids prices during such periods.
(3)	Oil and gas sales volumes and related revenues for the three months ended September 30, 2020 (consisting of the August 2020 net loss) generally represent oil production from April 2020 through June 2020 and natural gas production from March 2020 through May 2020.
(4)	Oil and gas sales volumes and related revenues for the three months ended September 30, 2019 (consisting of Whiting’s August 2019 distribution to the Trust generally represent oil production from April 2019 through June 2019 and natural gas production from March 2019 through May 2019.

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

Revenues. Oil and natural gas revenues decreased $8.7 million (or 68%) during the three months ended September 30, 2020 as compared to the same 2019 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was primarily due to lower realized oil prices. The crude oil average realized sales price decreased by 61% and the natural gas average realized sales price decreased by 52% between periods primarily due to lower

NYMEX oil and natural gas prices. Crude oil production volumes decreased by 43 MBbl (or 19%) and natural gas production volumes decreased by 41 MMcf (or 14%) between periods.

The decline in oil volumes between periods was related to (i) normal field decline, (ii) the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019, which impacts wells located in the Lake Como field and (iii) one well and one unit being shut-in during 2020. The decline in gas volumes between periods was primarily related to (i) normal field decline  and (ii) the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019, which impacts wells located in the Lake Como field. Based on the December 31, 2019 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 8.5% for oil and 13.6% for gas from 2020 through the December 31, 2021 NPI termination date.

Lease operating expenses. Lease operating expenses decreased $2 million (or 24%) during the third quarter of 2020 compared to the same 2019 period primarily due to lower oilfield goods and services costs of $1.7 million and lower labor and other operating costs on Whiting-operated properties of $0.5 million, which were partially offset by a $0.2 million increase in ad valorem taxes between periods. The decrease in overall LOE coupled with the decline in overall production volumes resulted in a decrease in LOE on a per BOE basis of 8% between periods from $29.61 during the three months ended September 30, 2019 to $27.37 for the same period in 2020.

Production taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 4.8% for the three months ended September 30, 2019 to 3.3% for the same period in 2020 primarily due to certain wells within the Garland Unit being granted a “stripper well” production tax exemption which reduced the tax rate for production volumes from these wells and resulted in the receipt of tax refunds related to prior periods during the third quarter of 2020. Overall production taxes for the third quarter of 2020 decreased $0.5 million (or 78%) as compared to the same 2019 period primarily due to the aforementioned “stripper well” refunds and lower oil and natural gas revenues between periods.

Development costs. Development costs for the three months ended September 30, 2020 were $0.3 million (or 46%) lower as compared to the same 2019 period primarily due to reduced drilling and capital workover costs in the Justis, Mary Two and Torchlight fields.

Reserve for expenditures. As provided in the terms of the NPI, a $1.6 million reserve for future development, maintenance or operating expenses was established during the second quarter of 2020. During the third quarter of 2020, Whiting released the $1.6 million reserve and applied it against qualifying expenses incurred during the period. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities.

Accumulated Net Losses Funded by Whiting. During the three months ended September 30, 2020, the net profits interest generated accumulated net losses of $0.9 million attributable to the Trust primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the proceeds from production. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest. Whiting funds the payment of any such net losses until the accumulated net losses, plus accrued interest at the money market interest rate, are recovered from future NPI net profits. All accumulated net losses, plus accrued interest, must be repaid to Whiting before any further distributions will be made to Trust unitholders. There were no accumulated net losses during the three months ended September 30, 2019.

Distributable Income. There was no distribution made to unitholders during the third quarter of 2020 due to the net profits interest generating accumulated net losses of $0.9 million during the period. Distributable income for the three months ended September 30, 2019 was $2.8 million, which was based on income from net profits interest of $3.1 million, reduced by Trust general and administrative expenses of $0.3 million and adjusted for changes in Trust cash reserves.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the first quarter of 2019 and the second and third quarters of 2020), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses, which may be in excess of the provision for Trust expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources. As of October 31, 2020, the Trust had cash reserves of $0.5 million remaining for the payment of its administrative expenses.

The Trust is highly dependent on Whiting for multiple services, including the operation of wells, remittance of net proceeds generated by the NPI and administrative services performed on behalf of the Trust. Whiting’s continued ability to operate wells, including those with interests held by the NPI, depends on its future financial condition, access to capital and other factors outside of its control. On April 1, 2020, Whiting and certain of its direct and indirect subsidiaries, including Whiting Oil and Gas (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 30, 2020, the Debtors filed the Joint Chapter 11 Plan of Reorganization of Whiting Petroleum Corporation and its Debtor affiliates (as amended, modified and supplemented, the “Plan”).  On August 14, 2020, the Bankruptcy Court confirmed the Plan.  On September 1, 2020, the Debtors emerged from the Chapter 11 Cases and the Plan became effective in accordance with its terms.

Letter of credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust. Such letter of credit will renew in December 2020 and expire upon the NPI termination date. As of September 30, 2020 and December 31, 2019, the Trust had no borrowings under the letter of credit.

Reserve for expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses on the underlying properties and related activities. Whiting did not fund such a reserve during the three and nine months ended September 30, 2019. Instead, Whiting deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses. During the second quarter of 2020, Whiting established a reserve for future expenditures of $1.6 million in response to the expectation that future gross proceeds from the underlying properties may be insufficient to cover the future operating costs of the underlying properties due to (i) the sharp decline in oil prices in March 2020 which oil prices remained depressed at the time the reserve was established in May 2020 and (ii) the impacts of the COVID-19 pandemic. In the third quarter, the $1.6 million reserve was released and applied by Whiting to qualifying expenses incurred during the period. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities.

Plugging and abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and nine months ended September 30, 2020, Whiting incurred $0.5 million and $1.6 million, respectively, of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On November 9, 2020, the Trustee announced that no distribution would be made to unitholders in the fourth quarter of 2020. The November 2020 net loss is due to the net profits interest generating net profits of approximately $0.7 million during the third quarterly payment period of 2020 off-setting a portion of the NPI deficit of approximately $0.9 million from a prior period net loss. The limited net profits were primarily due to the continued low oil and natural gas prices.The NPI deficit, plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in future computation periods for purposes of determining net proceeds (or net losses as the case may be) until the negative net proceeds, including interest, have been recovered in full.The Trust will make no further distributions until that occurs.

As discussed above, oil and natural gas prices sharply declined in March 2020 and have remained suppressed into November 2020. The Trust is unable to predict future commodity prices or future performance; however, if prices remain at current levels or decline further, it appears likely that distributions to unitholders will be significantly impacted by low oil and natural gas prices and may be reduced to zero, as was the case during the second, third and fourth quarters of 2020. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures and commodity price differentials. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses, which expenses may be in excess of the provision for Trust expenses.

New Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended September 30, 2020 applicable to the Trust or its financial statements.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies during the nine months ended September 30, 2020.

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

Changes in internal control over financial reporting. During the quarter ended September 30, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting, including, but not limited to, the following:

●	changes in regional, domestic and global supply and demand for oil and natural gas;
●	the level of global oil and natural gas inventories and storage capacity;
●	the occurrence or threat of epidemic or pandemic diseases, such as the coronavirus (“COVID-19”) pandemic, or any government response to such occurrence or threat;
●	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);
●	the price and quantity of imports of oil and natural gas;
●	market demand and capacity limitations on exports of oil and natural gas;
●	political and economic conditions, including embargoes and sanctions, in oil-producing countries or affecting other oil-producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;
●	developments relating to North American energy infrastructure including legislative, regulatory and court actions that may impact such infrastructure and other developments that may cause short- or long-term capacity constraints;
●	the level of global oil and natural gas exploration and production activity;
●	the effects of global conservation and sustainability measures;
●	proximity, capacity and availability of oil and natural gas pipelines and other transportation facilities;
●	the effects of the global and domestic economies, including the impact of expected growth, access to credit and financial and other economic issues;
●	weather conditions;
●	technological advances affecting energy consumption;
●	current and anticipated changes to domestic and foreign governmental regulations, such as regulation of oil and natural gas gathering and transportation, including those that may arise as a result of the U.S. Presidential election;
●	the price and availability of competitors’ supplies of oil and natural gas;
●	basis differentials associated with market conditions, the quality and location of production and other factors;
●	acts of terrorism;
●	the price and availability of alternative fuels; and
●	acts of force majeure.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements. Also, prices for crude oil and prices for natural gas do not necessarily move in tandem. Declines in oil or natural gas prices would not only reduce revenue, but could also reduce the amount of oil and natural gas that can be economically produced from the underlying properties, therefore potentially lowering the oil and gas reserve quantities attributable to the Trust’s interest in the NPI. If the oil and natural gas industry experiences extended periods of low prices, resulting in the NPI generating net losses or limited net proceeds (which was the case during the first quarter of 2019 and the second, third and fourth quarters of 2020), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses.

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

Oil prices declined sharply during the first half of 2020 primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the COVID-19 pandemic on the demand for oil and natural gas. Substantial and extended declines in oil, natural gas and natural gas liquids prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price, or sustained periods of low prices, of oil, natural gas or natural gas liquids, will likely materially reduce, or completely eliminate, the amount of cash available for distribution to Trust unitholders.

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

On April 1, 2020, Whiting and certain of its direct and indirect subsidiaries, including Whiting Oil and Gas (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On September 1, 2020, the Debtors emerged from the Chapter 11 Cases and the Plan became effective in accordance with its terms. Whiting’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Whiting. Whiting cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. If the reduced demand for crude oil in the global market as a result of the economic effects of the COVID-19 pandemic, and the reduction in the benchmark price of crude oil due in part to the announcement in March 2020 of Saudi Arabia’s abandonment of output restraints, persists for the near future or longer, or if the pandemic adversely affects employees of Whiting and such employees’ ability to conduct Whiting’s operations, such factors could have a negative impact on the financial condition and economic performance of Whiting.

Outbreaks of communicable diseases, including the COVID-19 pandemic, could adversely affect the amount of cash distributions by the Trust and the value of the Trust units.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products. For example, there have been recent outbreaks in many countries, including the United States, of a highly transmissible and pathogenic coronavirus, which the World Health Organization declared a pandemic in March 2020. The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products. Furthermore, uncertainty regarding the impact and length of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices. The occurrence or continuation of any of these events could lead to decreased revenues and could affect adversely affect the amount of cash distributions by the Trust and the value of the Trust units. For example, the Trust has announced that no distribution will be made to unitholders in the third and fourth quarters of 2020. This is due to the net profits interest generating a net loss during the second and third quarterly payment periods of 2020 primarily due to the dramatic decline in oil prices in April 2020, which prices remained suppressed into the fourth quarter. Lower commodity prices during the third quarterly payment period caused operating and development costs to exceed the proceeds from production. The net profits generated during the third quarterly payment period of 2020 off-set a portion of the NPI deficit from the second quarterly payment period net loss. All net losses, plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in future computation periods for purposes of determining net proceeds (or net losses as the case may be) until the negative net proceeds, including interest, have been recovered in full. The Trust will make no further distributions until that occurs.

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

November 10, 2020

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