Form 10-K
period 2020-12-31
Whiting USA Trust II
filed 2021-03-19
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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

(512) 236-6555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ☑.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☑

The aggregate market value of Units of Beneficial Interest in Whiting USA Trust II held by non-affiliates at the closing sales price on June 30, 2020 of $0.14 was $2,576,000.

As of March 19, 2021, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

●	the effect of changes in commodity prices and conditions in the capital markets;
●	the effect, impact, potential duration or other implications of the recent outbreak of a novel strain of coronavirus (“COVID-19”);
●	uncertainty of estimates of oil and natural gas reserves and production;
●	risks incident to the operation and drilling of oil and natural gas wells;
●	future production and development costs, which include capital expenditures;
●	the inability to access oil and natural gas markets due to market conditions or operational impediments;
●	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
●	the effect of existing and future laws and regulatory actions;
●	competition from others in the energy industry and other forms of energy;
●	inflation or deflation; and
●	other risks described under the caption “Risk Factors” in this Form 10-K.

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

GLOSSARY OF CERTAIN DEFINITIONS

In this Form 10-K the following terms have the meanings specified below:

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

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to oil, NGLs and other liquid hydrocarbons.

“BOE” One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals one Bbl of natural gas liquids.

“BOE/d” One BOE per day.

“Btu” or “British thermal unit” The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

“CO2” Carbon dioxide.

“completion” The process of preparing an oil and gas wellbore for production through the installation of permanent production equipment, as well as perforation or fracture stimulation to optimize production.

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

“dry hole” or “dry well” A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

“February 2021 net loss” The net loss generated by the NPI during the fourth quarterly payment period of 2020, which resulted in no distribution to Trust unitholders of record on February 19, 2021.

“field” An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious strata, or laterally by local geologic barriers, or both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms “structural feature” and “stratigraphic condition” are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas of interest, etc.

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

“MBbl” One thousand barrels of oil, NGLs or other liquid hydrocarbons.

“MBOE” One thousand BOE.

“MBOE/d” One MBOE per day.

“Mcf” One thousand cubic feet, used in reference to natural gas.

“MMBOE” One million BOE.

“MMBtu” One million British Thermal Units, used in reference to natural gas.

“MMcf” One million cubic feet, used in reference to natural gas.

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

“pre-tax PV10%” The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated lease operating expense, transportation, gathering, compression and other expense, production taxes and future development costs, using costs as of the date of estimation without future escalation and using an average of the first-day-of-the-month price for each of the 12 months within the fiscal year, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes and discounted using an annual discount rate of 10%. Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC.

“probabilistic method” The method of estimating reserves using the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) to generate a full range of possible outcomes and their associated probabilities of occurrence.

“prospect” A property on which indication of oil or gas have been identified based on available seismic and geological information.

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

“proved undeveloped reserves” or “PUDs” Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Under no circumstances shall estimates of proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

“reasonable certainty” If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90 percent probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical and geochemical), engineering, and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.

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

“resource play” An expansive contiguous geographical area with known accumulations of crude oil or natural gas reserves that has the potential to be developed uniformly with repeatable commercial success due to advancements in horizontal drilling and completion technologies.

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

“working interest” The interest in a crude oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and to a share of production, subject to all royalties, overriding royalties and other burdens and all costs of exploration, development and operations and all associated risks.

“workover” Operations on a producing well to restore or increase production.

PART I

Item 1. Business

General

Whiting USA Trust II (the “Trust”) is a statutory trust formed on December 5, 2011 under the Delaware Statutory Trust Act, pursuant to a trust agreement (the “Trust agreement”) among Whiting Oil and Gas Corporation (“Whiting Oil and Gas”), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware Trustee (the “Delaware Trustee”). The initial capitalization of the Trust estate was funded by Whiting Petroleum Corporation (“Whiting”) on December 8, 2011. The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, 16th Floor, Houston, Texas 77002. The telephone number of the Trustee is 512-236-6555.

The Trust makes copies of its reports under the Exchange Act available at http://whzt.q4web.com/home/default.aspx. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

As of December 31, 2011, the Trust had no assets other than a de minimis cash balance from its initial capitalization and had conducted no operations other than organizational activities. In March 2012, the Trust issued 18,400,000 units of beneficial interest in the Trust (“Trust units”) to Whiting in exchange for the conveyance of the NPI by Whiting Oil and Gas. The NPI represents the right for the Trust to receive 90% of the net proceeds from Whiting’s interests in certain existing oil, natural gas and natural gas liquid producing properties which are referred to as “the underlying properties.” The underlying properties are located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,301 gross (364.1 net) producing oil and gas wells as of December 31, 2020. Whiting completed an initial public offering of Trust units selling all of its 18,400,000 units on March 28, 2012. The Trust units are currently traded on the OTC, operated by OTC Markets Group, under the trading symbol “WHZT,” but the Trust can provide no assurance that any trading market for the Trust units will exist on the OTC in the future or that current trading levels will be sustained or will not diminish.

The Trust will wind up its affairs and terminate shortly after the NPI termination date, which is set at December 31, 2021, as the minimum amount of production (11.79 MMBOE) applicable to the NPI has been produced and sold from the underlying properties (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). After the NPI termination date of December 31, 2021, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than March 1, 2022, to the Trust unitholders of record on the 50th day following December 31, 2021, and the Trust will terminate. After the termination of the Trust, it will pay no further distributions.

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

Net proceeds payable to the Trust depend upon production quantities; sales prices of oil, natural gas and natural gas liquids; costs to develop and produce the oil and gas; and realized cash settlements from commodity derivative contracts. In calculating net proceeds, Whiting deducts from gross oil and natural gas sales proceeds, lease operating expenses (including costs of workovers), production and property taxes, development costs, hedge payments made by Whiting to the hedge contract counterparty, maintenance expenses, producing overhead (all such costs, “production and development costs”) and amounts that may be reserved for future development, maintenance or operating expenses (which reserve may not exceed $2.0 million at any time) as calculated on an aggregate basis for all these properties. If at any time production and development costs should exceed gross proceeds, neither the Trust nor the Trust unitholders would be liable for the excess costs. The Trust, however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prevailing money market rate. For more information on the net proceeds calculation, refer to “Computation of Net Proceeds” later in this section. During the second quarter of 2020, Whiting established a reserve for future expenditures of $1.6 million in response to the expectation that future gross proceeds from the underlying properties may be insufficient to cover the future operating costs of the underlying properties due to (i) the sharp decline in oil prices in March 2020 which oil prices remained depressed at the time the reserve was established in May 2020 and (ii) the impacts of the COVID-19 pandemic. In the third quarter of 2020, the $1.6 million reserve was released and applied by Whiting to qualifying expenses incurred during the period. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities.

The Trust makes quarterly cash distributions of substantially all of its quarterly cash receipts, if any, after the deduction of actual or anticipated fees and expenses for the administration of the Trust, to holders of its Trust units. Because payments to the Trust are generated by depleting assets and the Trust has a finite life due to the production from the underlying properties diminishing over time, a portion of each distribution represents a return of the original investment in the Trust units, with the remainder being considered as a return on investment. As a result, the market price of the Trust units will decline to zero at the termination of the Trust.

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

Whiting does not believe that the potential loss of any purchaser presents a material risk because there is significant competition among purchasers of crude oil and natural gas in the areas of the underlying properties, and if the underlying properties were to lose any of their largest purchasers, several entities could reasonably be expected to purchase crude oil and natural gas produced from the underlying properties with little or no interruption to their sales.

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

Oil and natural gas compete with other forms of energy available to customers. These alternate forms of energy include electricity, coal, wind, solar, nuclear and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, impact of climate change activism, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas. Future price fluctuations for oil, natural gas and natural gas liquids will directly impact Trust distributions, estimates of reserves attributable to the NPI and estimated and actual future net revenues to the Trust. In light of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Whiting can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the Trust.

Human Capital

The business and affairs of the Trust are managed by the Trustee. As such, the Trust does not have any executive officers, directors or employees.

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

Unless otherwise required by the Trust agreement, a matter may be approved or disapproved by the vote of a majority of the Trust units held by the Trust unitholders at a meeting where there is a quorum. This is true, even if a majority of the total Trust units did not approve it. The affirmative vote of the holders of a majority of the outstanding Trust units is required to:

●	dissolve the Trust;
●	remove the Trustee or the Delaware Trustee;
●	amend the Trust agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect);
●	merge or consolidate the Trust with or into another entity;
●	approve the sale of assets of the Trust unless the sale involves the release of less than or equal to 0.25% of the total production from the underlying properties for the last twelve months and the aggregate asset sales do not have a fair market value in excess of $1.0 million for the last twelve months; or
●	agree to amend or terminate the conveyance.

In addition, certain amendments to the Trust agreement, conveyance and administrative services agreement may be made by the Trustee without approval of the Trust unitholders.

Termination of the Trust; Sale of the Net Profits Interest

As described above in “—General,” the Trust will wind up its affairs and terminate shortly after the NPI termination date, December 31, 2021. After the termination of the Trust, it will pay no further distributions and the market price of Trust units will have declined to zero.

The Trust will dissolve prior to the termination of the NPI if:

●	the Trust sells the NPI;
●	the holders of a majority of the outstanding Trust units vote in favor of dissolution; or
●	the Trust is judicially dissolved.

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

The amounts paid to the Trust for the NPI are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 90% of the aggregate net proceeds, if any, attributable to a computation period are paid to the Trust no later than 60 days following the end of the computation period (or the next succeeding business day). Whiting does not pay to the Trust any interest on the net proceeds held by Whiting prior to payment to the Trust. The Trustee makes distributions to Trust unitholders quarterly if the NPI generates distributable income and such distributable income is in excess of actual or anticipated fees and expenses for the administration of the Trust and any prior period net losses that have not been repaid.

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

The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation that became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation. The capital expenditures incurred during 2020 and 2019 did not exceed the annual limitation, and capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.3 million during the year ending December 31, 2021.

Pursuant to the terms of its applicable joint operating agreements, Whiting deducts from gross proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, as is customary in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The Trust’s portion of the monthly charge averaged $365 per month per active operated well, which totaled $1.3 million for the four distribution periods during the year ended December 31, 2020. The fee is adjusted annually and may increase or decrease pursuant to COPAS guidelines.

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

Additional Provisions

If a controversy arises as to the sales price of any production, then for purposes of determining gross proceeds:

●	amounts withheld or placed in escrow by a purchaser are not considered to be received by Whiting until actually collected;
●	amounts received by Whiting and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to Whiting by the escrow agent; and
●	amounts received by Whiting and not deposited with an escrow agent will be considered to have been received.

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

In addition, Whiting may, without the consent of the Trust unitholders, require the Trust to sell the net profits interest associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such portion of the NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders in the quarter in which they are received. During 2020, Whiting had no divestitures of Trust properties.

For the underlying properties for which Whiting is the designated operator, it may enter into farm-out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. Prior to December 31, 2020, Whiting entered into three farm-out agreements with a third-party partner for certain underlying properties within the (i) Keystone South field located in Winkler County, Texas in April 2016, (ii) Signal Peak field located in Howard County, Texas in February 2017, as amended in May 2018, September 2019 and February 2020 and (iii) Flying W, SE field located in Winkler County, Texas in March 2017. Additionally, in February 2021, Whiting entered into an additional farm-out agreement for certain underlying properties in the Agua Dulce field located in Nueces County, Texas. Refer to “Abandonment, Sale and Farm-out of Underlying Properties” in Item 2 of this Annual Report on Form 10-K for additional information related to these farm-out agreements.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Trust units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, 16th Floor, Houston, Texas 77002, telephone number 512-236-6555, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2020 federal and state income tax returns. The projected payment schedule for the NPI is included with the tax information booklet. This tax information booklet can be obtained at http://whzt.q4web.com/home/default.aspx.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and also applicable to qualified dividends of individuals is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

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

Environmental Matters and Government Regulation

The operations of the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the release, discharge or emission of materials into the environment; the handling of hazardous materials; or otherwise relating to environmental protection. These laws and regulations may, among other things:

●	require the acquisition of a permit for drilling and other regulated activities;
●	require the proper management and disposal of waste and restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;
●	limit or prohibit drilling activities in sensitive areas, such as wilderness areas, wetlands, streams or areas that may contain endangered or threatened species and their habitats;
●	require investigatory, remedial or closure actions to mitigate pollution from former and ongoing operations, such as requirements to close pits, plug and abandon wells and restore properties upon which wells are drilled;
●	apply specific health and safety criteria addressing worker protection; and
●	enjoin some or all of the operations of the underlying properties deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

Waste Handling. The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under delegations of authority from the U.S. Environmental Protection Agency (“EPA”) the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Additionally, various federal, state and local agencies have jurisdiction over transportation, storage, and disposal of hazardous waste and seek to regulate movement of hazardous waste in ways not preempted by federal law. In its operations at the underlying properties, Whiting generates solid and hazardous wastes that are subject to RCRA and comparable state laws. Drilling fluid, produced water and many other wastes associated with the exploration, development and production of crude oil or natural gas are currently exempt from RCRA’s hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non‑hazardous could be regulated as hazardous waste in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting it to reconsider the RCRA hazardous waste exemption for exploration, production and development wastes. In December 2016, the court entered a Consent Decree resolving the litigation, under which the EPA would issue such a rulemaking or make a determination that it was not necessary by March 15, 2019. In response, in April 2019, the EPA issued a determination that rulemaking to address waste from oil and gas exploration and production operations was not necessary at this time. However, it is possible that the EPA will take up such regulatory changes at a later date. Any such change in the current RCRA exemption and comparable state laws, could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. Additionally, these exploration and production wastes will continue to be regulated by state agencies as solid waste. Also, non-exempt waste streams generated by the underlying properties will continue to be subject to existing onerous hazardous waste regulations. Although we do not believe the current costs of managing wastes (as they are presently classified) to be significant, any repeal or modification of the oil and gas exploration and production exemption by administrative, legislative or judicial process, or modification of similar exemptions in analogous state statutes would increase the volume of hazardous waste required to be managed and disposed of and may lead to increased costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders.

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

In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Multiple states, including Texas, Colorado and Wyoming have already adopted rules requiring disclosures of chemicals used in hydraulic fracturing and others have enacted regulations imposing additional requirements on activities involving hydraulic fracturing. Chemical disclosure regulations may increase compliance costs and may limit an operator’s ability to use cutting-edge technology in markets where disclosure is required. Further, laws such as those restricting the use of or regulating the time, place and manner of hydraulic fracturing (such as setback ordinances) may impact the operator’s ability to fully extract reserves. As an example of state governmental actions, the Colorado Oil and Gas Conservation Commission (“COGCC”) has adopted new regulations that will impose, as of January 2021, siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Pursuant to the regulations, well pads cannot be located within 500 feet of an occupied structure without the consent of the property owner. As part of the permitting process, the COGCC will consider a series of siting requirements for all drilling locations located between 500 feet and 2,000 feet of an occupied structure. Alternatively, the operator may seek a waiver from each owner and tenant within the designated distance. No assurance can be given as to whether or not similar or more restrictive measures might be adopted in the other jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for Whiting to perform hydraulic fracturing activities on the underlying properties.

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

At present, the EPA may establish GHG permitting requirements for stationary sources already subject to the Prevention of Significant Deterioration (“PSD”) and Title V requirements of the CAA. Certain of Whiting’s equipment and installations may currently be subject to PSD and Title V requirements and hence, under the U.S. Supreme Court’s ruling, may also be subject to the installation of controls to capture GHG. For any equipment or installation so subject, Whiting may have to incur increased compliance costs to capture related GHG emissions, which could reduce cash distributions by the Trust and the value of Trust units.

In October 2016, the EPA proposed revisions to the rule applicable to GHG for PSD and Title V permitting requirements. The public comment period for the rulemaking concluded on December 16, 2016. While no final rule has been published, this may be taken up as a priority by the Biden administration.

In August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” required states to develop plans to reduce carbon emissions from fossil fuel‑fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. However, in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it was being challenged in court. On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan and on August 18, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement to the Clean Power Plan. The EPA issued the final ACE rule in June 2019. As expected, over 20 states and public health and environmental organizations challenged the rule and it was vacated in January 2021. The matter has been remanded to EPA and it is expected that the Biden administration will propose new rules in this area during the next four years.

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

Air Emissions. The CAA and comparable state laws regulate emissions of various air pollutants from various industrial sources through air emissions permitting programs and also impose other monitoring and reporting requirements. Operators of the underlying properties, including Whiting, may be required to incur certain capital or operating expenditures in the future for air pollution control equipment in connection with obtaining and maintaining pre‑construction and operating permits and approvals for air emissions. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. Federal and state regulatory agencies can impose penalties for non‑compliance with air permits or other requirements of the CAA and associated state laws and regulations.

In May 2016, the EPA issued a final rule regulating methane emissions from oil and natural gas operations (the “Subpart OOOOa Rule”). This rule applies to emissions from new, reconstructed and modified processes and equipment and also requires owners and operators to find and repair leaks to address fugitive emissions. However, in August 2020, the EPA enacted an amendment to the Subpart OOOOa Rule, which removes all methane-specific requirements from production and processing segments and removes VOC and methane emission standards from transmission and storage facilities.

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

Consideration of Environmental Issues in Connection with Governmental Approvals. Whiting’s operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act (“OCSLA”) and the National Environmental Policy Act (“NEPA”) and the Coastal Zone Management Act (“CZMA”) require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires the Department of Interior and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. Recent federal court cases involving natural gas pipelines have involved challenges to the sufficiency of the evaluation of climate change impacts in environmental impact statements prepared under NEPA. The CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and gas development. In obtaining various approvals from the U.S. Department of Interior, we must certify that we will conduct our activities in a manner consistent with all applicable regulations. This process has the potential to delay the development of oil and natural gas projects.

We believe that we are in compliance in all material respects with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that our continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, Whiting did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2020 with respect to these properties. Additionally, we have informed the Trust that we are not aware of any environmental issues or claims that will require material capital expenditures during 2021 with respect to these properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Item 1A. Risk Factors

Risks Related to the Trust Units and Financial Results

The market price for the Trust units may not reflect the value of the NPI held by the Trust and, in addition, over time will decline to zero around or shortly after the NPI termination date, December 31, 2021.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the NPI to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units should be considered by investors as a return of capital, with the remainder, if any, being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero around or shortly after the NPI termination date of December 31, 2021. After the NPI termination date of December 31, 2021, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than March 1, 2022 to the Trust unitholders of record on the 50th day following December 31, 2021. If the Trust units are trading at a price substantially in excess of the aggregate distributions that may reasonably be expected to be made prior to the termination of the Trust, the price decline is likely to include one or more abrupt substantial decreases.

There will be no distribution to unitholders when the amount of any costs, expenses and reserves related to the underlying properties, other costs and expenses incurred by the Trust and prior period net losses and applicable accrued interest, exceeds or equals the gross proceeds generated by the NPI, as occurred for the first, second, third and fourth quarterly payment period of 2020.

The NPI bears its share of all production and development costs and expenses related to the underlying properties, such as lease operating expenses, production and property taxes and development costs, and reserves relating thereto, which reduces or potentially eliminates the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Additionally, if production and development costs, including reserves relating thereto, on the underlying properties exceed the proceeds from production, as occurred for the first, second, third and fourth quarterly payment period of 2020, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. As of December 31, 2020, there were accumulated  net losses funded by Whiting of $0.2 million, which increased to $0.4 million as a result of the February 2021 net loss and, as a result, the Trust will not receive net proceeds until future proceeds from production exceed the total of the $0.4 million of excess costs from prior periods plus accrued interest during the deficit period.

Accordingly, higher production and development costs and expenses related to the underlying properties directly decreases or eliminates the amount of cash received by the Trust in respect of its NPI. In addition, cash available for distribution by the Trust is further reduced by the Trust’s general and administrative expenses. If the Trust does not receive net proceeds pursuant to the NPI, or if such net proceeds are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively.

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

The Trust is required to sell the NPI if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The sale of the NPI will result in the dissolution of the Trust and the net proceeds of any such sale will be distributed to the Trust unitholders.

The Trust will wind up its affairs and terminate shortly after December 31, 2021. After the NPI termination date, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than March 1, 2022, to the Trust unitholders of record on the 50th day following December 31, 2021. Other than such potential payment, the Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the NPI. Therefore, the market price of the Trust units will approach and eventually reach zero shortly after the end of the NPI term because cash distributions from the Trust will cease following the termination of the NPI, and the Trust will have no right to any additional production from the underlying properties after the term of the NPI.

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

If the Trust were not treated as a grantor trust for federal income tax purposes, the Trust may be treated as a partnership for such purposes. Although the Trust would not become subject to federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust unitholders, the Trust’s tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to unitholders could be reduced as a result.

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

Risks Related to the Trust’s Relationship with Whiting, including Whiting’s Recent Emergence from Chapter 11 Bankruptcy

If the financial position of Whiting degrades in the future, Whiting may not be able to satisfy its obligations to the Trust.

Whiting operates approximately 72% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2020. The conveyance provides that Whiting will be obligated to market, or cause to be marketed, the production related to the underlying properties for which it operates.

On April 1, 2020, Whiting and certain of its direct and indirect subsidiaries, including Whiting Oil and Gas (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On September 1, 2020, the Debtors emerged from the Chapter 11 Cases and the Plan became effective in accordance with its terms. Whiting’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Whiting’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Whiting. Whiting’s financial condition and economic performance could deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Whiting’s future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. If the reduced demand for crude oil in the global market as a result of the economic effects of the COVID-19 pandemic, and the reduction in the benchmark price of crude oil due in part to the announcement in 2020 of Saudi Arabia’s plans to abandon previously agreed upon output restraints, persists for the near future or longer, or if the pandemic adversely affects employees of Whiting and such employees’ ability to conduct Whiting’s operations, such factors could have a negative impact on the financial condition and economic performance of Whiting.

Conflicts of interest could arise between Whiting and the Trust unitholders.

The interests of Whiting and the interests of the Trust and the Trust unitholders with respect to the underlying properties could at times differ. For example:

●	Whiting’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the underlying properties for which Whiting acts as the operator. Whiting may also make decisions with respect to development costs that adversely affect the underlying properties. These decisions include reducing development costs on properties for which Whiting acts as the operator, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future. Additionally, Whiting’s broad discretion over the timing and amount of development, maintenance, operating expenditures and activities could result in higher costs being attributed to the NPI.
●	In the event the Trust is required to sell the NPI because Trust unitholders vote to sell the NPI, Whiting may seek to purchase the NPI from the Trust. Although the Trustee has certain obligations to unitholders in connection with the sale of the NPI, there is likely a limited universe of potential buyers given the terms of the net profits interest and Whiting’s residual interest in the underlying properties.
●	Whiting has the right, subject to significant limitations as described herein, to cause the Trust to release a portion of the NPI in connection with a sale of a portion of the oil and natural gas properties comprising the underlying properties to which the NPI relates. In such an event, the Trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the NPI released.
●	The Trust has no employees and is reliant on Whiting’s employees to operate those underlying properties for which Whiting is designated as the operator. Whiting’s employees are also responsible for the operation of other oil and gas properties Whiting owns, which may require a significant portion or all of their time and resources.

The documents governing the Trust generally do not provide a mechanism for resolving these conflicting interests.

Whiting depends on computer and telecommunications systems, and failures in its systems or cyber security attacks could significantly disrupt its business operations.

Whiting has become increasingly dependent upon digital technologies to conduct day-to-day operations, including information systems, infrastructure and cloud applications. Whiting has entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with its business. In addition, Whiting has developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. Whiting relies on these systems to process, transmit and securely store electronic information, including financial records and personally identifiable information such as contractor, investor and payroll data, and to manage or support a variety of business processes, including its supply chain, pipeline operations, gathering and processing operations, financial transactions, banking and numerous other processes and transactions.

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also have increased in frequency. A cyber-attack could include unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. It is possible that Whiting, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware, or that third-party service providers could cause a breach of Whiting’s data. Whiting believes that it has positive relations with its related vendors and maintains adequate anti-virus and malware software and controls over personally identifiable information and contractor data; however, any interruptions to Whiting’s arrangements with third parties for its computing and communications infrastructure or any other interruptions to, or breaches of, its information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt Whiting’s business operations, which in turn, could have a negative impact on the Trust and cash distributions.

Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future cyber-attacks than other targets. The various procedures, facilities, infrastructure and controls utilized by Whiting to monitor these threats and mitigate its exposure to such threats are costly and labor intensive. There can be no assurance that these measures will be sufficient to prevent security breaches from occurring. Whiting does not maintain or expect to obtain specialized insurance for possible liability or loss resulting from a cyber- attack on its assets that may shut down all or part of its business. However, as cyber threats continue to evolve, Whiting may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. State and federal cybersecurity legislation could also impose new requirements, which could increase costs of doing business.

To Whiting’s knowledge, Whiting has not experienced any material losses relating to cyber-attacks; however, there can be no assurance that Whiting will not suffer material losses in the future either as a result of an interruption to or a breach of its systems or those of its third-party vendors and service providers, and any such interruption or breach could have a material adverse effect on the Trust.

Risks Related to the Trust’s Business and Operations

The amount of cash distributions by the Trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquids prices.

The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust, if any, are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids applicable to the underlying properties can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and Whiting, including, but not limited to, the following:

●	changes in regional, domestic and global supply and demand for oil and natural gas;
●	the level of global oil and natural gas inventories and storage capacity;
●	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;
●	the actions of OPEC;
●	proximity, capacity and availability of oil and natural gas pipelines and other transportation facilities, including any court rulings which may result in the inability to transport oil on the Dakota Access Pipeline;
●	the price and quantity of imports of oil and natural gas;
●	market demand and capacity limitations on exports of oil and natural gas;
●	political and economic conditions, including embargoes and sanctions, in oil-producing countries or affecting other oil-producing activity, such as the U.S. imposed sanctions on Venezuela and Iran and conflicts in the Middle East;

●	developments relating to North American energy infrastructure, including legislative, regulatory and court actions that may impact such infrastructure, including, but not limited to any court rulings which may result in the inability to transport oil on the Dakota Access Pipeline;
●	the level of global oil and natural gas exploration and production activity;
●	the effects of global conservation and sustainability measures;
●	the effects of the global and domestic economies, including the impact of expected growth, access to credit and financial markets, the relative strength of the United States dollar compared to foreign currencies and other economic issues, weather conditions and natural disasters;
●	technological advances affecting energy consumption;
●	current and anticipated changes to domestic and foreign governmental regulations, such as regulation of oil and natural gas gathering and transportation;
●	the price and availability of competitors’ supplies of oil and natural gas;
●	basis differentials associated with market conditions, the quality and location of production and other factors;
●	acts of terrorism;
●	the price and availability of alternative fuels; and
●	acts of force majeure.

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

Oil prices declined sharply in 2020 in response to the economic effects of the COVID-19 pandemic and announcements by Saudi Arabia to abandon output restraints. Substantial and extended declines in oil, natural gas and natural gas liquids prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from the underlying properties. In addition, the operator of these properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because these properties are mature, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well to well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price, or sustained periods of low prices, of oil, natural gas or natural gas liquids, will likely materially reduce, or completely eliminate, the amount of cash available for distribution to Trust unitholders.

The occurrence of epidemic or pandemic diseases, including the COVID-19 pandemic, could adversely affect the amount of cash distributions by the Trust and the value of the Trust units.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products. For example, the World Health Organization declared COVID-19 a pandemic in March 2020, and the continued duration and severity of the COVID-19 pandemic and its ongoing impact on Whiting’s business cannot be predicted. The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products. Furthermore, uncertainty regarding the impact and length of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices. The occurrence or continuation of any of these events could lead to decreased revenues and could adversely affect the amount of cash distributions by the Trust and the value of the Trust units. For example, no distributions were made to unitholders in the third and fourth quarters of 2020 and the first quarter of 2021. This was due to the net profits interest generating a net loss during the second, third and fourth quarterly payment periods of 2020 primarily due to the dramatic decline in oil prices in April 2020 and continuing through the remainder of the year. All accumulated net losses funded by Whiting, which equaled $0.2 million as of December 31, 2020 and increased to $0.4 million as a result of the February 2021 net loss, plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in future computation periods for purposes of determining net proceeds (or net losses as the case may be) until the negative net proceeds, including interest, have been recovered in full. The Trust will make no further distributions until that occurs.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of under negative $37.00 per Bbl of crude oil in April 2020. Although OPEC members subsequently agreed on certain production cuts beginning in May 2020 and continuing through April 2022, in December 2020 OPEC members agreed to minor production increases beginning January 2021 and to reassess production targets each subsequent month. There can be no assurance that OPEC members and other oil exporting nations will continue to agree to future production cuts, moderating future production or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

The processes of drilling and completing wells are high risk activities.

The processes of drilling and completing wells are subject to numerous risks beyond the Trust’s and Whiting’s control, including risks that could delay the current drilling schedule of Whiting or any other operator of an underlying property and the risk that drilling will not result in commercially viable production. Neither Whiting nor any other operator is obligated to undertake any development activities, so any drilling and completion activities are subject to their discretion. Further, Whiting’s or any other operator’s future business, financial condition, results of operations, liquidity or ability to finance its share of planned development expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel drilling, including the following:

●	substantial or extended declines in oil, NGL and natural gas prices;
●	delays imposed by or resulting from compliance with regulatory requirements;
●	delays in or limits on the issuance of drilling permits by state or federal agencies, including, but not limited to, permits for federal leases as a result of actions of the Biden administration or government shutdowns;
●	pressure or irregularities in geological formations;
●	limitations in infrastructure, including pipeline takeaway and refining and processing capacity;
●	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and completion services and CO2;
●	equipment failures, accidents, fires and explosions, including ruptures of pipelines or storage facilities or train derailments;
●	adverse weather events, such as floods, blizzards, ice storms, tornadoes and freezing temperatures; and
●	title defects.

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

The net proceeds payable to the Trust from the NPI are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties less the costs to operate such properties. The reserves attributable to the underlying properties are depleting assets, which means that such reserves will decline over time. Based on the reserve report, overall production for both oil and gas attributable to the underlying properties is expected to decline at an average year over year rate of approximately 12.5% for oil and 12.0% for gas in 2021, assuming the level of developmental drilling and investments on the underlying properties as set forth in the year end reserve report. However, cash distributions to unitholders may decline at a faster rate than the rate of production due to fixed and semi variable costs attributable to the underlying properties or if expected future development is delayed, reduced or cancelled. Also, the anticipated rate of decline is an estimate and actual decline rates will likely vary from those estimated. As of December 31, 2020, the percentage of remaining reserves expected to be produced during the term of the NPI was 9.6%. The Trust will wind up its affairs and terminate shortly after December 31, 2021. After the NPI termination date of December 31, 2021, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than March 1, 2022, to the Trust unitholders of record on the 50th day following December 31, 2021.

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

The revenues of the Trust, the value of the Trust units and the amount of cash distributions to the Trust unitholders depend upon, among other things, oil, natural gas and natural gas liquids production and the prices received and the costs incurred to exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties reduces Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the Trust. Also, Whiting does not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production, hydraulic fracturing operations or related activities.

Also, Whiting’s oil, natural gas liquids and natural gas production depends in large part on the proximity, capacity and ongoing operation of pipeline systems, transportation facilities and processing plants, which are mostly owned by third parties. The lack of availability or the lack of capacity on these systems, facilities and plants could result in the curtailment of production or the delay or discontinuance of drilling plans, as occurred as a result of the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019, which impacts underlying property wells located in the Lake Como field. Similarly, curtailments or damage to pipelines and other transportation facilities used to transport oil, natural gas and natural gas liquids production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems could also require finding alternative means to transport the oil, natural gas and natural gas liquids production from the underlying properties, which alternative means could result in additional costs that will have the effect of reducing net proceeds available for distribution. Adverse changes in the terms and conditions of oil or natural gas pipeline tariffs could result in increased costs.

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

In addition, drilling, production and transportation of hydrocarbons bear the inherent risk of loss of containment. Potential consequences include, but are not limited to, loss of reserves, loss of production, loss of economic value associated with the affected wellbore, personal injuries and death, contamination of air, soil, ground water, and surface water, as well as potential fines, penalties or damages associated with any of the foregoing consequences.

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

The value of the Trust units and the amount of future cash distributions, if any, to the Trust unitholders depends upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the NPI. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates, and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

●	historical production from the area compared with production rates from other producing areas;
●	the assumed effect of governmental regulation; and
●	assumptions about future prices of oil, natural gas and natural gas liquids, including differentials, production and development costs, gathering and transportation costs, severance and excise taxes and capital expenditures.

Changes in these assumptions may materially alter production and reserve estimates. The estimated proved reserves attributable to the NPI and the “standardized measure” value attributable to the NPI are based on estimates of reserve quantities and revenues for the underlying properties. The quantities of reserves attributable to the underlying properties and the NPI may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids. For example, the reserve estimates in the reserve report have been derived from NYMEX oil and gas prices of $39.57 per Bbl and $1.99 per MMBtu, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2020, pursuant to current SEC and FASB guidelines.

The bankruptcy of operators could impede the operation of wells.

The value of the NPI and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the underlying properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGLs, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of COVID-19, and the reduction in the benchmark price of crude oil due in part to the announcement in March 2020 of Saudi Arabia’s abandonment of output restraints, such factors could have a negative impact on the financial condition and economic performance of the operators of the underlying properties.

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

Whiting is currently designated as the operator of 72% of the underlying properties based on the standardized measure of discounted future net cash flows at December 31, 2020. However, for the 28% of the underlying properties that it does not operate, including properties subject to active farm-out, operating, participation and other similar agreements. Whiting has limited control over normal operating procedures, expenditures or future development relating to such properties. The failure of an operator to adequately perform operations or an operator’s breach of the applicable agreements could reduce production from the underlying properties and the cash available for distribution to Trust unitholders. The success and timing of operational activities on properties operated by others therefore depends upon a number of factors outside of Whiting’s control, including the operator’s decisions with respect to the timing and amount of capital expenditures, the period of time over which the operator seeks to generate a return on capital expenditures, the inclusion of other participants in drilling wells, and the use of technology, as well as the operator’s expertise and financial resources and the operator’s relative interest in the underlying field or property. Operators may also opt to decrease operational activities following a significant decline in oil or natural gas prices. Because Whiting does not have a majority interest in most of the non-operated properties comprising the underlying properties, Whiting may not be in a position to remove the operator in the event of poor performance. Accordingly, while Whiting has agreed to use commercially reasonable efforts to cause the operator to act as a reasonably prudent operator, it is limited in its ability to do so.

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

Risks Related to Legal Proceedings and Government Regulation

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

In addition, in June 2016 the “EPA” issued a final rule promulgating pretreatment standards for discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly owned treatment works.

The EPA, along with other federal agencies such as the U.S. Department of Energy, the U.S. Government Accountability Office, the U.S. Department of Interior and the White House Council for Environmental Quality continue to study various aspects of hydraulic fracturing.

In addition, legislation has been introduced in Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Multiple states, including Texas, Colorado and Wyoming have already adopted rules requiring disclosures of chemicals used in hydraulic fracturing and others have enacted regulations imposing additional requirements on activities involving hydraulic fracturing. Chemical disclosure regulations may increase compliance costs and may limit our ability to use cutting-edge technology in markets where disclosure is required. Further, laws such as those restricting the use of or regulating the time, place and manner of drilling or hydraulic fracturing (such as setback ordinances) may impact our ability to fully extract reserves. No assurance can be given as to whether or not similar or more restrictive measures might be considered or implemented in the other jurisdictions in which the underlying properties are located. If new laws, regulations or ordinances that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in the states or local municipalities where the underlying properties are located, such legal requirements could prohibit or make it more difficult or costly for the operator of any of the underlying properties to perform hydraulic fracturing activities on the underlying properties.

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

The Biden administration, acting through the executive branch and/or in coordination with Congress, could enact rules and regulations that impose more onerous permitting and other costly environmental, health and safety requirements.

During the campaign, President Biden stated that, if elected President, he would issue Executive Orders to permanently protect certain federal lands, establish monuments, restrict new oil and gas permitting on public lands and waters and modify royalties to account for climate costs. In January 2021, President Biden signed an Executive Order temporarily suspending oil and gas permitting on federal lands and waters. In addition, President Biden has indicated that his administration is likely to pursue more stringent methane pollution limits for new and existing oil and gas operations. These efforts, among others, are intended to support Mr. Biden’s stated goal of addressing climate change. The potential legislative actions Congress could pursue include imposing more restrictive laws and regulations pertaining to permitting, limitations on greenhouse gas emissions, increased requirements for financial assurance including additional bonding for decommissioning liabilities and carbon taxes. Any of these administrative or Congressional actions could materially and adversely affect our business, financial condition, results of operations and cash flows by restricting the lands available for development and/or access to permits required for such development, or by imposing additional and costly environmental, health and safety requirements.

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

In October 2016, the EPA proposed revisions to the rule applicable to GHG for PSD and Title V permitting requirements. The public comment period for the rulemaking concluded on December 16, 2016. While no final rule has been published, this may be taken up as a priority by the Biden presidential administration.

In August 2015, the EPA issued a rule to reduce carbon emissions from electric generating units. The rule, commonly called the “Clean Power Plan,” requires states to develop plans to reduce carbon emissions from fossil fuel fired generating units commencing in 2022, with the reductions to be fully phased in by 2030. However, in February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan while it was being challenged in court. On October 16, 2017, the EPA published a proposed rule that would repeal the Clean Power Plan and on August 18, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement to the Clean Power Plan. The EPA issued the final ACE rule in June 2019. As expected, over 20 states and public health and environmental organizations challenged the rule and it was vacated in January 2021. The matter has been remanded to the EPA and it is expected that the Biden administration will propose new rules in this area during the next four years.

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

Also, in recent years, lawsuits have been brought against other energy companies for matters relating to climate change. Multiple states and localities have also initiated investigations in climate-change related matters. While the current suits focus on a variety of issues, at their core they seek compensation for the effects of climate change from companies with ties to GHG emissions. It is currently unknown what the outcome of these types of actions may be, but the costs of defending against such actions may rise. Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have a material adverse effect on the Trust’s assets and the amount of cash available for distribution to the Trust unitholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of the Underlying Properties

The underlying properties consist of Whiting’s net interests in certain oil and natural gas producing properties as of the date of the conveyance of the NPI to the Trust, which properties are located primarily in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States. The underlying properties include interests in 1,301 gross (364.1 net) producing oil and natural gas wells located in 42 predominately mature fields with established production profiles in 8 states. As of December 31, 2020, 100% of estimated proved reserves attributable to the Trust’s interest in the NPI were classified as proved developed producing. For the year ended December 31, 2020, the net production attributable to the underlying properties was 922 MBOE or 2,519 BOE/d. Whiting operates approximately 72% of the underlying properties based on the December 31, 2020 reserve report standardized measure of discounted future net cash flows.

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

The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The Trust’s remaining reserves attributable to the 90% NPI were estimated to be 0.45 MMBOE as of December 31, 2020. Refer to “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional discussion of those assumptions and their inherent risks. The rate of future production cannot be predicted with certainty. The proved reserves attributable to the underlying properties include all proved reserves expected to be economically produced during the remaining full life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI, which will terminate on December 31, 2021.

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

In general, the producing wells to which the underlying properties relate have established production profiles. Based on the reserve report, annual production from the underlying properties is expected to decline at a year-over-year rate of approximately 12.5% for oil and 12.0% for gas through December 31, 2021, the NPI termination date, assuming no additional developmental drilling or investments are made other than those assumed in the year-end reserve report. However, cash distributions, if any, to unitholders may decline at a faster rate than the rate of production due to fixed and semi-variable costs attributable to the underlying properties or if future development is delayed, reduced or cancelled.

Reserves

As of December 31, 2020, all of the Trust’s oil and gas reserves are attributable to properties within the United States. The following table summarizes estimated proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2020 attributable to (i) the Trust based on the term of its NPI, and (ii) the underlying properties on a full economic life basis (dollars in thousands):

	Whiting USA Trust II(4)			Underlying Properties(5)
	(90% NPI through December 2021)(6)			(100% Full Economic Life)
	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE	Oil(7) (MBbl)	Natural Gas (Mcf)	MBOE
Proved reserves(1):
Developed	358	568	453	4,017	7,377	5,246
Undeveloped(2)	-	-	-	-	-	-
Total proved—December 31, 2020	358	568	453	4,017	7,377	5,246

Standardized measure(3)			$5,964			$34,865

____________

(1)	Oil and gas reserve quantities have been derived from NYMEX oil and gas prices of $39.57 per Bbl and $1.99 per MMBtu, respectively, which are calculated using an average of the first-day-of-the month price for each month within the 12 months ended December 31, 2020, pursuant to current SEC and FASB guidelines.
(2)	This table does not include any proved undeveloped reserve quantities as of December 31, 2020 primarily because the underlying properties consist of mature producing properties that are essentially fully developed. While technical studies have identified an insignificant number of drilling locations that could meet the criteria of proved undeveloped reserves, such locations are not reflected in the December 31, 2020 reserve report because no future capital has been committed for the development of such reserves on the underlying properties.
(3)	Standardized measure of discounted future net cash flows as of December 31, 2020. No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust. Therefore, the standardized measure of the Trust and of the underlying properties is equal to their corresponding pre-tax PV 10% values.
(4)	The Trust’s estimated proved reserves as of December 31, 2020 on a 90% NPI basis were 453 MBOE, which reserve amount includes only those quantities of proved reserves in the underlying properties that are available to satisfy the interests of Trust unitholders through the NPI termination date of December 31, 2021 and does not include the remaining 10% of proved reserves in the underlying properties to which only Whiting would be entitled.
(5)	The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the Trust is only entitled to receive 90% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the NPI, which will terminate on December 31, 2021.
(6)	The Trust will wind up its affairs and terminate shortly after the NPI termination date of December 31, 2021.
(7)	Oil includes natural gas liquids.

Proved reserves. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices calculated using an average of the first-day-of-the month price for each month of 2020, pursuant to current SEC and FASB guidelines. Assumptions used to estimate reserve quantities and related discounted future net cash flows also include costs for estimated future production and development expenditures required to produce the proved reserves as of December 31, 2020. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal income taxes with respect to the future net cash flows attributable to the underlying properties or to the NPI because future net revenues are not subject to taxation at the Trust level. Refer to “Federal Income Tax Matters” in Item 1 of this Annual Report on Form 10-K for more information.

A rollforward of changes in net proved reserves attributable to the Trust’s interest in the NPI from January 1, 2020 to December 31, 2020, and the calculation of the standardized measure of the related discounted future net revenues, are contained in the Supplemental Oil And Gas Reserve Information (Unaudited) in Item 8 of this Annual Report on Form 10-K. Whiting has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

In 2020, revisions to previous estimates decreased proved reserves by a net amount of 283 MBOE. Included in these revisions were (i) 263 MBOE of downward adjustments caused by lower oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2020 compared to December 31, 2019 and (ii) 20 MBOE of downward adjustments attributable to engineering and reservoir analysis and other factors.

Preparation of reserves estimates. Whiting has advised the Trustee that it maintains adequate and effective internal controls over the reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is updated annually, is assessed for validity when the reservoir engineers hold technical meetings with geoscientists, operations and land personnel to discuss field performance. Current revenue and expense information is obtained from Whiting’s accounting records, which are subject to their own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using the criteria set forth in Internal Control – Integrated Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, transportation, gathering, compression and other expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Whiting’s current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated in the reserve database as well and verified to ensure their accuracy and completeness. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, the Trust’s independent engineering firm Netherland, Sewell, & Associates, Inc. (“NSAI”) meets with Whiting’s technical personnel to review the performance of the underlying properties. Following this review the reserve database is furnished to NSAI so that they can prepare their independent reserve estimates and final report. Access to Whiting’s reserve database is restricted to specific members of the reservoir engineering department.

The reserves estimates shown herein have been independently evaluated by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.

Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. Edward C. Roy III.  Mr. Talley, a Licensed Professional Engineer in the State of Texas (No. 102425) and in the State of Louisiana (No. 36998), has been practicing consulting petroleum engineering at NSAI since 2004 and has over 5 years of prior industry experience. He graduated from University of Oklahoma in 1998 with a Bachelor of Science degree in mechanical engineering and from Tulane University in 2001 with a Master of Business Administration degree. Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience. He graduated from Texas Christian University in 1992 with a Bachelor of Science degree in geology and from Texas A&M University in 1998 with a Master of Science degree in geology. Both technical principals meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Whiting’s Reserves and Reservoir Engineering Manager is responsible for overseeing the preparation of the reserves estimates under the supervision of Whiting’s Chief Operating Officer, Charles Rimer. Whiting’s Reserves and Reservoir Engineering Manager has more than 10 years of broad reservoir engineering experience in the oil and gas industry, focused across conventional and unconventional evaluation and development projects, including corporate reserves estimations. He holds a Bachelor of Science degree in petroleum engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.

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

The underlying properties are mainly interests in developed properties located in oil and natural gas producing regions outlined in the chart below. The following is a summary of the number of fields and approximate acreage of these properties by region at December 31, 2020:

	Number of	Developed Acreage		Undeveloped Acreage		Total Acreage
Region	Fields	Gross	Net	Gross	Net	Gross	Net
Permian Basin	16	24,830	19,731	5,594	3,351	30,424	23,082
Rocky Mountains	12	22,663	8,959	-	-	22,743	8,959
Gulf Coast	8	10,142	3,752	470	153	10,612	3,905
Mid-Continent	6	2,276	1,137	-	-	2,276	1,137
Total	42	59,911	33,579	6,064	3,504	66,055	37,083

The following is a summary of the producing wells on the underlying properties as of December 31, 2020:

	Operated Wells		Non-Operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Oil	268	241.5	958	92.8	1,226	334.3
Natural gas	30	25.4	45	4.4	75	29.8
Total	298	266.9	1,003	97.2	1,301	364.1

The following is a summary of the number of productive wells drilled on the underlying properties during the last three years. There were no dry wells drilled on the underlying properties during the years ended December 31, 2020, 2019 and 2018. A productive well is an exploratory, development or extension well that is not a dry well. A dry well is an exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or gas well. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found.

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Developmental
Oil wells(1)	1	0.30	2	0.50	2	0.50
Natural gas wells	-	-	-	-	-	-
Exploratory(2)
Oil wells	-	-	-	-	-	-
Natural gas wells	-	-	-	-	-	-
Total	1	0.30	2	0.50	2	0.50

As of December 31, 2020, no wells were in the process of being drilled or completed.

Oil and Natural Gas Production

The following table shows the sales volumes, average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs per BOE for the underlying properties. Sales volumes for natural gas liquids are included with oil sales since they were not material.

	Year Ended December 31,
	2020	2019	2018
Net sales volumes:
Oil production (MBbl)(1)	779	895	936
Natural gas production (MMcf)	857	1,063	1,206
Total production (MBOE)	922	1,073	1,137
Average daily production (MBOE/d)	2.5	2.9	3.1
Garland field sales volumes(2):
Oil production (MBbl)(1)	119	140	147
Natural gas production (MMcf)	30	31	40
Total production (MBOE)	124	145	154
Keystone field sales volumes(2):
Oil production (MBbl)(1)	135	157	148
Natural gas production (MMcf)	245	338	384
Total production (MBOE)	175	213	212
Average sales prices:
Oil (per Bbl)(1)	$34.28	$50.07	$53.91
Natural gas (per Mcf)	$1.27	$1.85	$3.40
Average production costs:
Production costs per BOE(3)	$26.15	$29.88	$24.65

____________

(1)	Oil includes natural gas liquids.

(2)	The Keystone field was the only field that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2020. The Garland and Keystone fields were the only fields that contained 15% or more of the total proved reserve volumes of the underlying properties as of December 31, 2019 and 2018
(3)	Production costs reported above exclude from lease operating expenses ad valorem taxes of $1.2 million ($1.33/BOE), $1.5 million ($1.40/BOE) and $1.6 million ($1.38/BOE) for the years ended December 31, 2020, 2019 and 2018, respectively.

Certain of the Trust’s wells are included in eight separate enhanced oil recovery waterflood projects, which include both secondary (waterflood) and tertiary (CO2 injection) recovery efforts. Aggregate production from such enhanced oil recovery fields averaged 967 BOE/d during 2020 or 38% of 2020 daily production from the underlying properties. For these areas, the operator needs to use enhanced recovery techniques in order to maintain oil and gas production from these fields.

Delivery Commitments

Neither the Trust nor the underlying properties are committed to deliver fixed quantities of oil or natural gas in the future under existing contracts or agreements.

Major Producing Areas

The underlying properties are located in several major onshore producing basins in the continental United States. However, even this broad distribution may not provide protection against regional trends that may negatively impact production or prices. Based on the standardized measure of discounted future net cash flows at December 31, 2020, approximately 72% of these properties were operated by Whiting. Based on annual 2020 production attributable to the underlying properties, approximately 85% of production was crude oil and natural gas liquids and 15% of production was natural gas. These properties are located in mature fields and have established production profiles. However, production and distributions to the Trust will continue to decline over time.

Permian Basin Region. The Permian Basin region is one of the major hydrocarbon producing provinces in the continental United States. The underlying properties in the Permian Basin region are located in Texas and New Mexico. These properties consist of 16 fields of which Whiting operates wells in 12. The major fields in this region include the Keystone South field that produces from the Clear Fork, Wolfcamp, Wichita Albany and Ellenberger zones; the Martin field that produces from the Clear Fork and Wichita Albany zones; the DEB field that produces from the Wolfcamp zone; the Signal Peak field that produces from the Wolfcamp zone; and the Sable field that produces from the San Andres zone. For the year ended December 31, 2020, the net production attributable to the underlying properties in this region was 415.1 MBOE or 1.1 MBOE/d.

Rocky Mountains Region. The underlying properties in the Rocky Mountains region are located in Colorado, Wyoming, North Dakota and Montana. These properties consist of 12 fields of which Whiting operates wells in three. The Trust’s NPI does not include any of Whiting’s interests in the Bakken and Three Forks formations. The major fields in this region include the Rangely field that produces from the Weber Sand zone; the Garland field that produces from the Madison and Tensleep zones; the Cedar Hills field that produces from the Red River zone; and the Whiting-operated Torchlight field that produces from the Madison and Tensleep zones. For the year ended December 31, 2020, the net production attributable to the underlying properties in this region was 416.1 MBOE or 1.1 MBOE/d.

Gulf Coast Region. The underlying properties in the Gulf Coast region are located in Texas and Mississippi. These properties consist of eight onshore fields, and Whiting operates wells in four. The major field in this region is the Whiting-operated Lake Como field located in Mississippi that produces from the Smackover formation. For the year ended December 31, 2020, the net production attributable to the underlying properties in this region was 75.7 MBOE or 0.2 MBOE/d.

Mid-Continent Region. The underlying properties in the Mid-Continent region are located in Michigan, Arkansas, Oklahoma and Texas. These properties consist of six fields of which Whiting operates wells in two. The major field in this region is the Whiting-operated Wesson field located in Arkansas that produces from the Hogg Sand zone. For the year ended December 31, 2020, the net production attributable to the underlying properties in this region was 15.3 MBOE or 0.1 MBOE/d.

Abandonment, Sale, and Farm-out of Underlying Properties

Any operator of the underlying properties, including Whiting, has the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce the potential conflict of interest between Whiting and the Trust in determining whether a well is capable of producing in commercially paying quantities, Whiting has agreed to operate the underlying properties as a reasonably prudent operator in the same manner that it would operate these properties if they were not burdened by the NPI. In addition, Whiting has agreed to use commercially reasonable efforts to cause the other operators to operate these properties in the same manner. However,

Whiting’s ability to cause other operators to take certain actions is limited. For the years ended December 31, 2020, 2019 and 2018, there were five, zero and five gross wells, respectively, that were plugged and abandoned on the underlying properties, based on the determination that such wells were no longer economic to operate.

Divestitures. Whiting may, without the consent of the Trust unitholders, require the Trust to sell the NPI associated with any well or lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months, provided that the NPI covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $1.0 million. These releases will be made only in connection with a sale by Whiting of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such portion of the NPI. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. No sales of oil and gas wells occurred during the years ended December 31, 2020, 2019 and 2018.

Farm-out agreements. For the underlying properties for which Whiting is the designated operator, it may enter into farm-out, operating, participation and other similar agreements with respect to the property. Whiting may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust and prior to December 31, 2020, Whiting Oil and Gas entered into three farm-out agreements with a third-party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016, as amended in July 2020 (the “Keystone South farm-out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017, as amended in May 2018, September 2019 and February 2020 (the “Signal Peak farm-out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm-out”).

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, a fourth well was drilled and completed during the second quarter of 2018, a fifth well was drilled and completed during the fourth quarter of 2019, and a sixth well was drilled in the first quarter of 2021 which is scheduled for completion before the second quarter of 2021, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the fourth quarter of 2021 if no additional drilling has commenced by that time.

During the fourth quarter of 2019, the third-party partner drilled and completed the first well under the Signal Peak farm-out, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. The partner has no obligation to drill and complete any additional wells, and the Signal Peak farmout will terminate during the fourth quarter of 2021 if no additional drilling has commenced by that time.

In addition, the partner drilled and completed the first well under the Flying W farm-out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section.

Additionally, in February 2021, Whiting entered into an additional farm-out agreement with a third-party partner, which agreement covers 1,091 gross acres within the Agua Dulce field in Nueces County, Texas. The agreement provides the partner with the option, but not the obligation, to drill one well in each of the two leasehold sections subject to the farm-out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 90% working interest, which results in the underlying properties retaining (i) a 10% working interest and (ii) an overriding royalty interest equal to the difference between 24% and the lease burdens of record, without incurring any capital costs for these wells. Pursuant to the terms of the agreement, within 365 days of the completion of either well in either section, the partner has the option to drill a second well in the respective section where the underlying properties can elect to receive a 10% working interest or a 5% carried working interest. Upon completion of a second well in either section, the partner has the option to drill subsequent wells in either section where the underlying properties can retain a 10% working interest (if such option was elected for the respective second well) or can receive a 5% working interest or a 2.5% carried working interest.

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

Whiting’s interests in the oil and natural gas properties comprising the underlying properties are typically subject, in one degree or another, to one or more of the following:

●	royalties and other burdens on production, express and implied, under oil and natural gas leases;
●	overriding royalties, production payments and similar interests and other burdens on production created by Whiting or its predecessors in title;
●	a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect these properties or Whiting’s title thereto;
●	liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;
●	pooling, unitization and communitization agreements, declarations and orders;
●	easements, restrictions, rights-of-way and other matters that commonly affect property;
●	conventional rights of reassignment that obligate Whiting to reassign all or part of a property to a third party if Whiting intends to release or abandon such property; and
●	rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the underlying properties and the NPI therein.

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

The high and low sales prices per unit for each quarter in 2020 and 2019 were as indicated in the table below as reported by the OTC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Per Unit
	High	Low
Year Ended December 31, 2020
First quarter (January 1 through March 31)	$0.56	$0.08
Second quarter (April 1 through June 30)	$0.18	$0.10
Third quarter (July 1 through September 30)	$0.15	$0.04
Fourth quarter (October 1 through December 31)	$0.10	$0.04

Year Ended December 31, 2019
First quarter (January 1 through March 31)	$1.96	$1.39
Second quarter (April 1 through June 30)	$1.88	$1.01
Third quarter (July 1 through September 30)	$1.26	$0.90
Fourth quarter (October 1 through December 31)	$0.95	$0.04

At March 19, 2021, the 18,400,000 units outstanding were held by two unitholders of record.

Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements, which include expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this Form 10-K for an explanation of these types of statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties until the Trust terminates on December 31, 2021.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through December 31, 2020. The 2020 NPI distributions are mainly affected by October 2019 through September 2020 oil prices and September 2019 through August 2020 natural gas prices.

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude oil	$62.89	$67.90	$69.50	$58.83	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94	$42.67
Natural gas	$3.13	$2.77	$2.88	$3.62	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89	$2.51

Oil prices declined sharply during 2020 primarily in response to Saudi Arabia’s announcement of plans to abandon previously agreed upon output restraints and the economic effects of the coronavirus (“COVID-19”) pandemic on the demand for oil and natural gas. While prices began to recover in the second half of 2020, uncertainties related to demand for oil and natural gas products remain as the pandemic continues to impact the world economy. Continued low oil and gas prices on production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, (ii) a reduction in the amount of oil, natural gas and natural gas liquids that are economic to produce from the underlying properties, and (iii) the recognition of impairment charges on the NPI. All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures.

Trust Termination. The Trust will wind up its affairs and terminate shortly after the NPI termination date, which is December 31, 2021. After the NPI termination date of December 31, 2021, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than March 1, 2022, to the Trust unitholders of record on the 50th day following December 31, 2021, and the Trust will terminate. After the termination of the Trust, it will pay no further distributions.

Since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units is a return of capital to investors, with the remainder being considered as a return on investment or yield. As a result, the market price of the Trust units will decline to zero at the termination of the Trust.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, or that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate. Per the reserve report, the underlying properties do not have any planned capital expenditures through the trust termination date of December 31, 2021 based upon the economic inputs utilized to prepare the reserves report. However, with respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields and it is possible that unbudgeted capital expenditures will be incurred during 2021. The possibility for unbudgeted capital expenditures is increased on non-operated properties subject to enhanced oil recovery techniques where expenditures may be incurred for CO2 that is injected into the field to recover hydrocarbons. An operator may believe it is more costly or infeasible to temporarily shut-in the field as compared to operating the properties at a loss, or may believe such losses will be offset by future income from such properties, including periods after the termination of the NPI. Refer to the risk factor entitled  “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders” in Item 1A of this Annual Report on Form 10-K.

Annual capital expenditure limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equals $3.9 million and will be increased annually by 2.5% to account for expected increased costs due to inflation. The capital expenditures incurred during 2020 and 2019 did not exceed this annual limitation, and capital expenditures included in the net proceeds attributable to the underlying properties cannot exceed $4.3 million during the year ending December 31, 2021.

Farm-out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust, prior to December 31, 2020, Whiting Oil and Gas entered into three farm-out agreements with a third-party partner covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016, as amended in July 2020 (the “Keystone South farm-out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017, as amended in May 2018, September 2019 and February 2020 (the “Signal Peak farm-out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm-out”).

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, a fourth well was drilled and completed during the second quarter of 2018, a fifth well was drilled and completed during the fourth quarter of 2019, and a sixth well was drilled in the first quarter of 2021 which is scheduled for completion before the second quarter of 2021, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the fourth quarter of 2021 if no additional drilling has commenced by that time.

During the fourth quarter of 2019, the third-party partner drilled and completed the first well under the Signal Peak farm-out, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section. The partner has no obligation to drill and complete any additional wells, and the Signal Peak farmout will terminate during the fourth quarter of 2021 if no additional drilling has commenced by that time.

In addition, the partner drilled and completed the first well under the Flying W farm-out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section.

Additionally, in February 2021, Whiting entered into an additional farm-out agreement with a third-party partner, which agreement covers 1,091 gross acres within the Agua Dulce field in Nueces County, Texas. The agreement provides the partner with the option, but not the obligation, to drill one well in each of the two leasehold sections subject to the farm-out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 90% working interest, which results in the underlying properties retaining (i) a 10% working interest and (ii) an overriding royalty interest equal to the difference between 24% and the lease burdens of record, without incurring any capital costs for these wells. Pursuant to the terms of the agreement, within 365 days of the completion of either well in either section, the partner has the option to drill a second well in the respective section where the underlying properties can elect to receive a 10% working interest or a 5% carried working interest. Upon completion of a second well in either section, the partner has the option to drill subsequent wells in either section where the underlying properties can retain a 10% working interest (if such option was elected for the respective second well) or can receive a 5% working interest or a 2.5% carried working interest.

Results of Trust Operations

The following is a summary of income from net profits interest and distributable income received by the Trust for each respective period (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

Trust Results

	Year Ended December 31,
	2020		2019		2018
Sales volumes:
Oil from underlying properties (MBbl)(1)	789	(4)	917	(5)	955	(6)
Natural gas from underlying properties (MMcf)	917	(4)	1,111	(5)	1,307	(6)
Total production (MBOE)	942		1,103		1,173
Average sales prices:
Oil (per Bbl)(1)	$37.47		$48.40		$54.28
Natural gas (per Mcf)(2)	$1.50		$2.30		$3.29
Cost metrics:
Lease operating expenses (per BOE)	$28.48		$29.52		$24.64
Production tax rate (percent of total revenues)	4.8%		5.0%		5.1%
Revenues:
Oil sales(1)	$29,558	(4)	$44,407	(5)	$51,827	(6)
Natural gas sales	1,371	(4)	2,558	(5)	4,296	(6)
Total revenues	30,929		46,965		56,123
Costs:
Lease operating expenses	26,815		32,555		28,900
Production taxes	1,473		2,327		2,887
Development costs	1,358		1,951		3,309
Cash settlements on commodity derivatives(3)	-		-		-
Total costs	29,646		36,833		35,096
Net proceeds	1,283		10,132		21,027
Net profits percentage	90%		90%		90%
Income from net profits interest	1,155		9,119		18,924
Provision for estimated Trust expenses	(1,100)		(800)		(800)
Montana state income tax withheld	(7)		(15)		(15)
Accumulated net losses funded by Whiting	220		-		-
Distributable income	$268		$8,304		$18,109

____________

(1)	Oil includes natural gas liquids.
(2)	The average sales price of natural gas for the gas production months within the year ended December 31, 2018 exceeded the average NYMEX gas price for the same months within the period due to the “liquids rich” content of a portion of the natural gas volumes produced by the underlying properties. While the gas volumes produced by the underlying properties during the years ended 2020 and 2019 are still “liquids rich,” such liquids content did not result in a premium to the NYMEX natural gas price due to depressed realized liquids prices during those periods.
(3)	As discussed in “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K, all costless collar hedge contracts terminated as of December 31, 2014, and no additional hedges are allowed to be placed on Trust assets. Consequently, there are no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.
(4)	Oil and gas sales volumes and related revenues for the year ended December 31, 2020 (consisting of Whiting’s February 2020 and May 2020 distributions to the Trust, and the August 2020 and November 2020 net losses) generally represent crude oil production from October 2019 through September 2020 and natural gas production from September 2019 through August 2020.
(5)	Oil and gas sales volumes and related revenues for the year ended December 31, 2019 (consisting of Whiting’s February 2019, May 2019, August 2019 and November 2019 distributions to the Trust) generally represent crude oil production from October 2018 through September 2019 and natural gas production from September 2018 through August 2019.
(6)	Oil and gas sales volumes and related revenues for the year ended December 31, 2018 (consisting of Whiting’s February 2018, May 2018, August 2018 and November 2018 distributions to the Trust) generally represent crude oil production from October 2017 through September 2018 and natural gas production from September 2017 through August 2018.

Comparison of Results of the Trust for the Years Ended December 31, 2020 and 2019

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

Revenues. Oil and natural gas revenues were $16 million (or 34%) lower in 2020 compared to 2019. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was primarily due to lower realized oil prices and a decline in oil production volumes. The average sales price realized decreased for crude oil and natural gas by 23% and 35%, respectively, between periods primarily as a result of lower NYMEX oil and gas prices, which were partially offset by improved oil and gas differentials. Crude oil production volumes decreased by 129 MBbls (or 14%) between periods and natural gas volumes decreased by 194 MMcf (or 17%) in 2020 compared to 2019.

The decrease in oil and gas volumes between periods were primarily related to (i) normal field production decline, (ii) the permanent shutdown of the third-party operated Chatom Gas Plant in November 2019, which impacts wells located in the Lake Como field and (iii) the partial year shut-in of the Garland field and other wells in response to depressed oil and gas pricing for a portion of 2020. Based on the December 31, 2020 reserve report, overall production attributable to the underlying properties is expected to decline at a year-over-year rate of approximately 12.5% for oil and 12.0% for gas from 2020 through the NPI termination date of December 31, 2021.

Lease Operating Expenses. LOE decreased $5.7 million (or 18%) during the year ended December 31, 2020 compared to the same 2019 period primarily due to a $3.9 million decrease in oilfield goods and services, which includes a decrease of $1.9 million in workover costs between periods and a $1.8 million decrease due to lower labor and other operating costs. The decrease in overall LOE coupled with the decline in overall production volumes resulted in a decrease in LOE on a per BOE basis of 4% from $29.52 during 2019 to $28.48 for 2020.

Production Taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 5.0% during 2019 to 4.8% during 2020. Additionally, overall production taxes in 2020 decreased $0.9 million (or 37%) as compared to 2019 primarily due to lower oil and natural gas revenues between periods.

Development Costs. Development costs were $0.6 million (or 30%) lower in 2020 as compared to 2019. Development costs decreased primarily due to reduced drilling and capital workover costs in the Justis, Mary Two, Garland and Keystone South fields.

Provision for estimated Trust expenses. The provision for estimated Trust expenses increased $0.3 million during 2020 compared to the same 2019 period due to the expected impacts of (i) the sharp decline in oil prices that occurred in March 2020 which oil prices remained depressed at the time the expenses were estimated in August 2020 and (ii) the COVID-19 pandemic. In consideration of the anticipated impacts, the Trustee increased the provision for Trust expenses to enable it to pay the Trust’s future liabilities for approximately 12 months from the time at which it was established.

Accumulated Net Losses Funded by Whiting. During the year ended December 31, 2020, the net profits interest generated accumulated net losses of $0.2 million attributable to the Trust primarily due to the decline in oil and natural gas prices, which lower commodity prices caused production and development costs on the underlying properties to exceed the proceeds from production. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest. Whiting funds the payment of any such net losses until the accumulated net losses, plus accrued interest at the money market interest rate, are recovered from future NPI net profits. All accumulated net losses, plus accrued interest, must be repaid to Whiting before any further distributions will be made to Trust unitholders. There were no accumulated net losses during the year ended December 31, 2019.

Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018

For a discussion of the Trust’s financial performance in the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to Part II, Item 7 “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report on Form 10-K filed with the SEC on March 24, 2020 under the subheading “Results of Trust Operations – Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018.”

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement, and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any cash the Trustee decides to hold as a reserve against future liabilities and (ii) any accumulated net losses to be recovered by Whiting, plus accrued interest. If the NPI generates net losses or limited net proceeds (which was the case during the first  and fourth quarters of 2019 and each quarter of 2020), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources. As of February 28, 2021, the Trust had cash reserves of $0.3 million for the payment of its administrative expenses.

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

Administrative Services Fee. Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2020, 2019 and 2018 includes $200,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee. Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalated by 2.5% each year and therefore, the annual administrative fee paid to the Trustee for 2020, 2019 and 2018 services was $193,167, $188,456 and $183,859, respectively. Accordingly, the escalated quarterly administrative fee of $48,292 was paid by the Trust starting in the second quarter of 2020. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2020, 2019 and 2018 include $191,989, $187,307 and $182,738, respectively, for administrative fees paid to the Trustee.

Letter of Credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trust in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust. Such letter of credit will expire December 31, 2021. As of December 31, 2020 and 2019, the Trust had no borrowings under the letter of credit.

Reserve for Expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses. Whiting did not fund such reserve during the year ended December 31, 2019. Instead, Whiting deducted from the Trust’s gross proceeds only actual costs paid for development, maintenance and operating expenses. During the second quarter of 2020, Whiting established a reserve for future expenditures of $1.6 million in response to the expectation that future gross proceeds from the underlying properties may be insufficient to cover the future operating costs of the underlying properties due to (i) the sharp decline in oil prices in March 2020 which oil prices remained depressed at the time the reserve was established in May 2020 and (ii) the impacts of the COVID-19 pandemic. In the third quarter of 2020, the $1.6 million reserve was released and applied by Whiting to qualifying expenses incurred during the period. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities.

Plugging and Abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the year ended December 31, 2020, Whiting incurred $2.4 million of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust..

New Accounting Pronouncements

There were no accounting pronouncements issued during the year ended December 31, 2020 applicable to the Trust or its financial statements.

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

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful for the Trust and its results because quarterly distributions to the Trust unitholders are based on net cash receipts. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC, as specified by FASB ASC Topic 932, Extractive Activities – Oil and Gas: Financial Statements of Royalty Trusts. For additional information regarding the Trust’s basis of accounting, refer to Note 2 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Whiting USA Trust II and

The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Whiting USA Trust II, (“the Trust”) as of December 31, 2020 and 2019, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2020 and 2019, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2020, in conformity with the modified cash basis of accounting described in Note 2.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Investment in Net Profits Interest — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Trust’s investment in net profits interest (NPI) is evaluated for impairment by comparison of the future net undiscounted cash flows expected to be realized from the investment in NPI to the carrying value at the end of the period. When impairment is identified, the future net discounted cash flows expected to be realized are compared to the carrying value to determine the amount of impairment.  The estimate of future net cash flows requires the Trustee to estimate future oil and gas production attributable to the Trust, commodity prices based on forward strip price curves; operating, development, general and administrative expenses; estimated state income tax withholdings; and a discount rate.  Changes in these assumptions could have a significant impact on the amount of impairment.  In the first quarter of 2020 an impairment of $5.8 million was recorded in order to write down the balance of the investment in NPI to its fair value of $1 million. The investment in net profits interest balance was $0.6 million as of December 31, 2020.

Given the significant judgments made by the Trustee, performing audit procedures to evaluate the Company’s estimate of future oil and gas production attributable to the Trust, commodity prices based on forward strip price curves, and determination of the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address the Trustee’s significant judgments included the following, among others:

●	We evaluated the reasonableness of the Trustee’s estimate of proved reserves by performing analytical procedures, including comparing the estimate of produced reserves to historical production levels and assessing the reasonableness of the expected decline percentages for the individual wells comprising the investment in net profits interest.
●	We evaluated the experience, qualifications and objectivity of the Trust’s expert, an independent petroleum engineering firm.
●	We evaluated management’s estimated future commodity prices based on forward strip price curves applied to the estimate of produced reserves, by:
-	Understanding the methodology used by the Trust for development of the future prices.
-	Comparing the Trust’s estimated prices to published forward pricing indices and third-party industry sources.
●	With the assistance of our fair value specialists, we evaluated management’s development of the discount rate by understanding management’s methodology and comparing the assumptions to publicly traded debt and equity securities, published indices and third-party sources.

Termination of the Trust and Basis of Accounting

As described in Note 1 to the financial statements, the net profits interest will terminate on December 31, 2021. Soon thereafter, the Trust will wind up its affairs and terminate, after which it will pay no further distributions. As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Austin, Texas

March 19, 2021

We have served as the Trust's auditor since 2011.

WHITING USA TRUST II

Statements of Assets, Liabilities and Trust Corpus

(In thousands, except unit data)

	December 31,
	2020	2019
ASSETS
Cash and short-term investments	$463	$202
Investment in net profits interest, net	533	7,718
Total assets	$996	$7,920
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$463	$202
Trust corpus (18,400,000 Trust units issued and outstanding as of December 31, 2020 and December 31, 2019)	533	7,718
Total liabilities and Trust corpus	$996	$7,920

Statements of Distributable Income

(In thousands, except distributable income per unit data)

	Year Ended December 31,
	2020	2019	2018
Income from net profits interest	$1,155	$9,119	$18,924
General and administrative expenses	(839)	(879)	(896)
Cash reserves used (withheld) for current Trust expenses	(261)	79	96
State income tax withholding	(7)	(15)	(15)
Accumulated net losses funded by Whiting	220	-	-
Distributable income	$268	$8,304	$18,109
Distributable income per unit	$0.014554	$0.451281	$0.984171

Statements of Changes in Trust Corpus

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Trust corpus, beginning of period	$7,718	$12,357	$17,812
Distributable income	268	8,304	18,109
Distributions to unitholders	(268)	(8,304)	(18,109)
Impairment of investment in net profits interest	(5,822)	-	-
Amortization of investment in net profits interest	(1,363)	(4,639)	(5,455)
Trust corpus, end of period	$533	$7,718	$12,357

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

The Trust was created to acquire and hold a term net profits interest (“NPI”) for the benefit of the Trust unitholders pursuant to a conveyance from Whiting Oil and Gas, a 100%-owned subsidiary of Whiting, to the Trust. The NPI is an interest in certain of Whiting Oil and Gas’ properties located in the Permian Basin, Rocky Mountains, Gulf Coast and Mid-Continent regions of the United States (the “underlying properties”). The NPI is the only asset of the Trust, other than cash reserves held for future Trust expenses. As of December 31, 2020, these oil and gas properties included interests in approximately 1,301 gross (364.1 net) producing oil and gas wells.

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties. The NPI will terminate on December 31, 2021 as the minimum amount of production (11.79 MMBOE) applicable to the NPI has been produced and sold from the underlying properties (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). After the NPI termination date of December 31, 2021, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than March 1, 2022, to the Trust unitholders of record on the 50th day following December 31, 2021, and the Trust will terminate. After the termination of the Trust, it will pay no further distributions.

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

Concentration of Credit Risk — The underlying properties from which the NPI is derived principally sell their oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following table presents the percentages by purchaser that accounted for 10% or more of the underlying properties’ total oil and gas sales for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Chevron USA	16%	16%	16%
Merit Management Partners I, LP	14%	13%	13%
Sunoco, Inc.	11%	10%	4%
Phillips 66 Company	10%	9%	9%
Plains Marketing, L.P.	7%	18%	20%

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

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the year ended December 31, 2020 applicable to the Trust or its financial statements.

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest was $0.5 million and $23.2 million as of December 31, 2020 and 2019, respectively.

Impairment of Net Profits Interest — The value of the investment in net profits interest is reviewed whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. As a result of the significant decrease in the forward price curves for oil during the first quarter of 2020 which dropped below $21.00 per Bbl in March 2020, and the associated decline in anticipated future cash flows, an impairment test was performed. As of March 31, 2020, the investment in net profits interest with a carrying value of $6.8 million was written down to its fair value of $1.0 million, resulting in a $5.8 million impairment charged directly to Trust corpus for the year ended December 31, 2020, which does not affect distributable income. The write-down of the net profits interest was due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices as of March 31, 2020. The fair value of the investment in net profits interest was ascribed using an income approach analysis based on the net discounted future cash flows from the NPI in the underlying properties and contains unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on forward strip price curves as of March 31, 2020 (adjusted for basis differentials); estimated operating, development, and general and administrative expenses; estimated state income tax withholdings; and a discount rate. During the years ended December 31, 2019 and December 31, 2018 no impairment of the investment in net profits interest occurred.

The dramatic decline in pricing in March 2020 was primarily attributable to Saudi Arabia’s announcement in March 2020 of plans to abandon previously agreed upon output restraints and economic effects of the coronavirus pandemic on the demand for oil and natural gas. Substantial and extended declines in oil, natural gas and NGL prices have resulted and may continue to result in reduced net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders. Future declines in commodity prices could result in a triggering event for further evaluation of impairment of the NPI, which could result in an impairment charge up to the remaining balance of the investment in net profits interest.

4. INCOME FROM NET PROFITS INTEREST

The Trust received income from net profits interest as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
Revenues:
Oil sales(1)	$29,558	(3)	$44,407	(4)	$51,827	(5)
Natural gas sales	1,371	(3)	2,558	(4)	4,296	(5)
Total revenues	30,929		46,965		56,123
Costs:
Lease operating expenses	26,815		32,555		28,900
Production taxes	1,473		2,327		2,887
Development costs	1,358		1,951		3,309
Cash settlements on commodity derivatives(2)	-		-		-
Total costs	29,646		36,833		35,096
Net proceeds	1,283		10,132		21,027
Net profits percentage	90%		90%		90%
Income from net profits interest	$1,155		$9,119		$18,924

____________

(1)	Oil includes natural gas liquids.
(2)	All costless collar hedge contracts terminated as of December 31, 2014, and no additional hedges are allowed to be placed on Trust assets. Consequently, there are no further cash settlements on commodity hedges, and the Trust will have increased exposure to oil and natural gas price volatility.
(3)	Oil and gas sales volumes and related revenues for the year ended December 31, 2020 (consisting of Whiting’s February 2020 and May 2020 distributions to the Trust, and the August 2020 and November 2020 net losses to the Trust) generally represent crude oil production from October 2019 through September 2020 and natural gas production from September 2019 through August 2020.
(4)	Oil and gas sales volumes and related revenues for the year ended December 31, 2019 (consisting of Whiting’s February 2019, May 2019, August 2019 and November 2019 distributions to the Trust) generally represent crude oil production from October 2018 through September 2019 and natural gas production from September 2018 through August 2019.
(5)	Oil and gas sales volumes and related revenues for the year ended December 31, 2018 (consisting of Whiting’s February 2018, May 2018, August 2018 and November 2018 distributions to the Trust) generally represent crude oil production from October 2017 through September 2018 and natural gas production from September 2017 through August 2018.

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

For Montana state income tax purposes, Whiting must withhold from its NPI payments to the Trust, an amount equal to 6% of the net amount payable to the Trust from the sale of oil and gas in Montana. Whiting withheld $6,666, $15,120 and $15,119 related to Montana state income taxes for the years ended December 31, 2020, 2019 and 2018, respectively. For Arkansas, Colorado, Michigan, Mississippi, New Mexico, North Dakota and Oklahoma, neither the Trust nor Whiting is withholding the income tax due to such states on distributions made to an individual resident or nonresident Trust unitholder, as long as the Trust is taxed as a grantor trust under the Internal Revenue Code.

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

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market rate, are to be recovered by Whiting from future NPI proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid.

The following table presents the net profits interest accumulate net losses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Accumulated net losses, beginning of period	$-	$-	$-
Net losses funded by Whiting	(220)	-	-
Accumulated net losses recovered by Whiting(1)	-	-	-
Accumulated net losses, end of period(1)	$(220)	$-	$-

____________

(1)	In addition to the accumulated net losses of $0.2 million, accrued interest of $599 as of December 31, 2020 is required to be repaid to Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders.

7. RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the years ended December 31, 2020, 2019 and 2018, Whiting incurred $2.4 million, $0.9 million and $1.8 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. The fee is adjusted annually and may increase or decrease each year pursuant to COPAS guidelines. The following table presents the Trust’s portion of these overhead charges for the distributions made during the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except monthly amounts per well):

	Year Ended December 31,
	2020	2019	2018
Total overhead charges (in thousands)	$1,307	$1,344	$1,259
Overhead charge per month per active operated gross well	$365	$370	$346

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2020, 2019 and 2018 includes $200,000 in each period for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalated by 2.5% each year and therefore, the annual administrative fee paid to the Trustee for 2020, 2019 and 2018 services was $193,167, $188,456 and $183,859, respectively. Accordingly, the escalated quarterly administrative fee of $48,292 was paid by the Trust starting in the second quarter of 2020. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2020, 2019 and 2018 include $191,989, $187,307 and $182,738, respectively, for administrative fees paid to the Trustee.

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust. Such letter of credit will expire December 31, 2021. As of December 31, 2020, 2019 and 2018 the Trust had no borrowings under the letter of credit.

Lending to the Trust —The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of December 31, 2020 and 2019, the Trust had no borrowings outstanding.

8. SUBSEQUENT EVENTS

On February 8, 2021, the Trustee announced that no distribution would be made to unitholders in the first quarter of 2021. This is due to the net profits interest generating a net loss of $0.2 million during the fourth quarterly payment period of 2020, primarily due to continued depressed oil and natural gas prices and the continued decline of production from the underlying properties. Lower commodity prices and decreased production during the quarterly payment period caused operating and development costs to exceed the proceeds from production. The net loss of $0.2 million generated during the fourth quarterly payment period taken together with accumulated net losses generated in previous periods, results in $0.4 million of accumulated net losses funded by Whiting. All accumulated net losses plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in future computation periods for purposes of determining net proceeds (or net losses as the case may be) until the negative net proceeds, including interest, have been recovered in full. The Trust will make no further distributions until that occurs.

SUPPLEMENTAL DISCLOSURES ABOUT OIL AND GAS RESERVE INFORMATION (UNAUDITED)

Oil and Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust’s interest in the NPI and the related valuations were based on reports prepared by the Trust’s independent petroleum engineers Netherland, Sewell & Associates, Inc. Proved reserve estimates included herein conform to the definitions prescribed by the FASB and SEC. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price and cost changes and other factors.

As of December 31, 2020, all of the underlying properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust’s interest in the NPI and related standardized measure valuations are prepared on an accrual basis for all periods presented, which is the basis on which Whiting and the underlying properties maintain their production records and is different from the cash basis on which the Trust production records are maintained.

The following is a summary of the changes in quantities of proved developed oil and gas reserves attributable to the Trust’s interest in the NPI for the years ended December 31, 2018, 2019 and 2020:

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBOE)
Balance — January 1, 2018(1)(2)	2,652	2,594	3,084
Revisions to previous estimates	149	459	225
Extensions and discoveries	125	141	149
Divestitures	-	-	-
Production	(842)	(1,085)	(1,023)
Balance — December 31, 2018(1)(2)	2,084	2,109	2,435
Revisions to previous estimates	51	(10)	50
Extensions and discoveries	2	-	2
Divestitures	-	-	-
Production	(806)	(957)	(965)
Balance — December 31, 2019(1)(2)	1,331	1,142	1,522
Revisions to previous estimates	(310)	160	(283)
Extensions and discoveries	38	38	44
Divestitures	-	-	-
Production	(701)	(772)	(830)
Balance — December 31, 2020(1)(2)	358	568	453

Proved developed reserves(1):
December 31, 2017	2,652	2,594	3,084
December 31, 2018	2,084	2,109	2,435
December 31, 2019	1,331	1,142	1,522
December 31, 2020	358	568	453

____________

(1)	Reserves related to the underlying properties on a 100% full economic life basis as of January 1, 2018, December 31, 2018, 2019 and 2020 were 7.9 MMBOE, 9.2 MMBOE, 9.6 MMBOE and 5.2 MMBOE, respectively. The oil and gas reserve quantities presented in the tables above are attributable to the 90% NPI through its termination date of December 31, 2021.
(2)	The table does not include any proved undeveloped reserve quantities as of January 1, 2018, December 31, 2018, 2019 and 2020 primarily because the underlying properties consist of mature producing properties that are generally fully developed. While technical studies have identified an insignificant number of drilling locations that could meet the criteria of proved undeveloped reserves, such locations are not reflected in the reserve reports because no future capital has been committed for the development of such reserves on the underlying properties.

Notable changes in proved reserves for the year ended December 31, 2020 included:

●	Revisions to previous estimates. In 2020, revisions to previous estimates decreased proved reserves by a net amount of 283 MBOE. Included in these revisions were (i) 263 MBOE of downward adjustments resulting from lower oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2020 compared to December 31, 2019 and (ii) 20 MBOE of net downward adjustments attributable to reservoir and engineering analysis.

●	Extensions and discoveries. In 2020, total extensions and discoveries of 44 MBOE were attributable to successful drilling in the Keystone South field pursuant to a farm-out agreement.

Notable changes in proved reserves for the year ended December 31, 2019 included:

●	Revisions to previous estimates. In 2019, revisions to previous estimates increased proved reserves by a net amount of 50 MBOE. Included in these revisions were (i) 26 MBOE of downward adjustments resulting from lower oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2019 compared to December 31, 2018 and (ii) 76 MBOE of net upward adjustments attributable to reservoir analysis.

Notable changes in proved reserves for the year ended December 31, 2018 included:

●	Revisions to previous estimates. In 2018, revisions to previous estimates increased proved reserves by a net amount of 225 MBOE. Included in these revisions were (i) 338 MBOE of upward adjustments resulting from higher oil and gas pricing incorporated into the Trust’s reserve estimates as of December 31, 2018 compared to December 31, 2017 and (ii) 113 MBOE of net downward adjustments attributable to reservoir analysis.
●	Extensions and discoveries. In 2018, total extensions and discoveries of 149 MBOE were attributable to successful drilling in the Keystone South field pursuant to a farm-out agreement.

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

The standardized measure relating to proved oil and gas reserves attributable to the Trust’s interest in the NPI is as follows (in thousands):

	December 31,
	2020	2019	2018
Future cash inflows	$11,705	$62,656	$121,469
Future production costs	(5,463)	(29,701)	(65,110)
Future development costs	-	(3,382)	(4,740)
Future net cash flows	6,242	29,573	51,619
10% annual discount for estimated timing of cash flows	(278)	(2,526)	(6,071)
Standardized measure of discounted future net cash flows(1)	$5,964	$27,047	$45,548

____________

(1)	No provision for federal or state income taxes has been provided because taxable income is passed through to the unitholders of the Trust.

The changes in the standardized measure relating to proved oil and gas reserves attributable to the Trust’s interest in the NPI are as follows (in thousands):

	December 31,
	2020	2019	2018
Beginning of year	$27,047	$45,548	$29,062
Sale of oil and gas produced, net of production costs	(1,129)	(9,791)	(19,926)
Sale of minerals in place	-	-	-
Net changes in prices and production costs	(22,614)	(16,941)	23,272
Extensions and discoveries less related costs	643	87	3,051
Previously estimated development costs incurred during the period	1,158	1,288	2,407
Changes in estimated future development costs	2,290	133	177
Revisions of previous quantity estimates	(4,136)	2,168	4,599
Accretion of discount	2,705	4,555	2,906
End of year	$5,964	$27,047	$45,548

Future cash inflows included in the standardized measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for quality and location) as follows:

	December 31,
	2020	2019	2018
Oil (per Bbl)	$31.41	$47.38	$55.60
Gas (per Mcf)	$0.79	$(0.36)	$2.67

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Sarah Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

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

Item 11. Executive Compensation

During the year ended December 31, 2020, the Trustee received administrative fees from the Trust in the amount of $191,989. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Item 13. Certain Relationships, Related Transactions, and Director Independence

Letter of Credit

In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide it with a mechanism to pay the operating expenses of the Trust, in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to the unitholders until all such amounts including interest therein, if applicable, have been repaid by the Trust. Such letter of credit will expire December 31, 2021. As of December 31, 2020 and 2019, the Trust had no borrowings under the letter of credit.

Plugging and Abandonment

During the year ended December 31, 2020, Whiting incurred $2.4 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment charges relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead

Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal, and administrative functions. For the year ended December 31, 2020, the Trust’s portion of the operating overhead fee totaled $1.3 million and averaged $365 per month per active operated well. The fee is adjusted annually and may increase or decrease each year pursuant to COPAS guidelines.

Administrative Services

Under the terms of the administrative services agreement, the Trust pays a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2020 include $200,000 for quarterly administrative fees paid to Whiting.

The administrative services agreement will expire upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and Whiting.

Trustee Administration Fee

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalated by 2.5% each year and therefore, the annual administrative fee paid to the Trustee for 2020 services was $193,167, which was paid in four quarterly installments and billed in arrears. General and administrative expenses in the Trust’s statements of distributable income for the year ended December 31, 2020 include $191,989 for quarterly administrative fees paid to the Trustee.

Director Independence

The Trust does not have a board of directors and therefore no determination been made relative to director independence.

Item 14. Principal Accountant Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Deloitte & Touche, LLP (“Deloitte”) as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2020. During fiscal 2020, Deloitte served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2020 and 2019 by Deloitte:

	2020	2019
Audit fees(1)	$205,000	$185,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$205,000	$185,000

____________

(1)	Fees for audit services in 2020 and 2019 consisted of the audit of the Trust’s annual financial statements and reviews of the Trust’s quarterly financial statements.

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
99

Report of Netherland Sewell & Associates, Inc., Independent Petroleum Engineers dated February 22, 2021 [Incorporated by reference to Appendix 1 of this Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 19, 2021 (File No. 001-35459)].

____________

(* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whiting USA Trust II

By:	The Bank of New York Mellon Trust Company, N.A.,
as Trustee

By:	/s/ Sarah Newell
Sarah Newell
Vice President

March 19, 2021

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

Appendix 1

February 22, 2021

Mr. Harrison Godwin	The Bank of New York Mellon Trust Company, N.A
Whiting Petroleum Corporation	as Trustee of Whiting USA Trust I
1700 Lincoln Street, Suite 4700	Global Corporate Trust
Denver, Colorado 80203	601 Travis Street, Suite 1600
Houston, Texas 77002

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved reserves and future revenue, as of December 31, 2020, attributable to the underlying properties from which the net profits interest (NPI) has been formed and conveyed by Whiting Petroleum Corporation (Whiting) to the Whiting USA Trust II (Trust II). These underlying properties are located in the Permian Basin, Rocky Mountains, Gulf Coast, and Mid-Continent Regions of the United States. It is our understanding that the termination date of Trust II is December 31, 2021. We completed our evaluation on December 31, 2020. It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves attributable to the NPI. The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Definitions are presented immediately following this letter. This report has been prepared for Trust II's use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

We estimate the net reserves and future net revenue attributable to the underlying properties through their full economic life and through the termination date of Trust II, as of December 31, 2020, to be:

	Net Reserves			Future Net Revenue (M$)
	Oil	NGL	Gas		Present Worth
Economic Life/Category	(MBBL)	(MBBL)	(MMCF)	Total	at 10%

Full Economic Life
Proved Developed Producing	3,440.4	180.5	6,395.5	63,596.1	32,801.7
Proved Developed Non-Producing	371.3	24.4	981.9	8,946.0	2,063.0
Total Proved Developed	3,811.8	204.9	7,377.4	72,542.1	34,864.8

Trust II Termination Date of 12-31-2021
Proved Developed Producing	379.5	18.6	630.9	6,935.6	6,626.4
Proved Developed Non-Producing(1)	0.0	0.0	0.0	0.0	0.0
Total Proved Developed	379.5	180.5	6,395.5	63,596.1	32,801.7

Totals may not add because of rounding.

(1)There are no proved developed non-producing reserves prior to the termination date of Trust II.

The oil volumes shown include crude oil and condensate. Oil and natural gas liquids (NGL) volumes are expressed in thousands of barrels (MBBL); a barrel is equivalent to 42 United States gallons. Gas volumes are expressed in millions of cubic feet (MMCF) at standard temperature and pressure bases.

Reserves categorization conveys the relative degree of certainty; reserves subcategorization is based on development and production status. Our study indicates that as of December 31, 2020, there are no proved undeveloped reserves for these properties. As requested, probable and possible reserves that exist for these properties have not been included. The estimates of reserves and future revenue included herein have not been adjusted for risk. This report does not include any value that could be attributed to interests in undeveloped acreage.

Gross revenue is the interest owner's share of the gross (100 percent) revenue from the properties prior to any deductions. Future net revenue is after deductions for the interest owner's share of production taxes, ad valorem taxes, capital costs, and operating expenses but before consideration of any income taxes. The future net revenue has been discounted at an annual rate of 10 percent to determine its present worth, which is shown to indicate the effect of time on the value of money. Future net revenue presented in this report, whether discounted or undiscounted, should not be construed as being the fair market value of the properties.

Prices used in this report are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December 2020. For oil and NGL volumes, the average West Texas Intermediate spot price of $39.57 per barrel is adjusted for quality, transportation fees, and market differentials. For gas volumes, the average Henry Hub spot price of $1.99 per MMBTU is adjusted for energy content, transportation fees, and market differentials. All prices are held constant throughout the lives of the properties. Average adjusted product prices weighted by production over the full economic life and through the termination date of Trust II are shown in the following table:

	Average Adjusted Prices
	Oil	NGL	Gas
Economic Life	($/Barrel)	($/Barrel)	($/MCF)

Full Economic Life	32.90	9.65	0.86
Trust II Termination Date of 12-31-2021	32.51	8.98	0.80

We have estimated operating costs based on operating expense records of Whiting. For the nonoperated properties, these costs include the per-well overhead expenses allowed under joint operating agreements along with estimates of costs to be incurred at and below the district and field levels.  As requested, operating costs for the operated properties are limited to direct lease- and field-level costs and Whiting's estimate of the portion of its headquarters general and administrative overhead expenses necessary to operate the properties. Operating costs have been divided into per-well costs and per-unit-of-production costs and are not escalated for inflation.

We have estimated capital costs based on Whiting's authorizations for expenditure and actual costs from recent activity. Capital costs are included as required for workovers and production equipment. Based on our understanding of future development plans, a review of the records provided to us, and our knowledge of similar properties, we regard these estimated capital costs to be reasonable. Capital costs are not escalated for inflation.  As requested, our estimates do not include any salvage value for the lease and well equipment or the cost of abandoning the properties.

For the purposes of this report, we did not perform any field inspection of the properties, nor did we examine the mechanical operation or condition of the wells and facilities. We have not investigated possible environmental liability related to the properties; therefore, our estimates do not include any costs due to such possible liability.

We have made no investigation of potential volume and value imbalances resulting from overdelivery or underdelivery to the interest owner. Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on the interest owner receiving its net revenue interest share of estimated future gross production. Additionally, we have made no specific investigation of any firm transportation contracts that may be in place for these properties; our estimates of future revenue include the effects of such contracts only to the extent that the associated fees are accounted for in the historical field- and lease-level accounting statements.

The reserves shown in this report are estimates only and should not be construed as exact quantities. Proved reserves are those quantities of oil and gas which, by analysis of engineering and geoscience data, can be estimated with reasonable certainty to be economically producible; probable and possible reserves are those additional reserves which are sequentially less certain to be recovered than proved reserves. Estimates of reserves may increase or decrease as a result of market conditions, future operations, changes in regulations, or actual reservoir performance. In addition to the primary economic assumptions discussed herein, our estimates are based on certain assumptions including, but not limited to, that the properties will be developed consistent with current development plans as provided to us by Whiting, that the properties will be operated in a prudent manner, that no governmental regulations or controls will be put in place that would impact the ability of the interest owner to recover the reserves, and that our projections of future production will prove consistent with actual performance. If the reserves are recovered, the revenues therefrom and the costs related thereto could be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the sales rates, prices received for the reserves, and costs incurred in recovering such reserves may vary from assumptions made while preparing this report.

For the purposes of this report, we used technical and economic data including, but not limited to, well logs, geologic maps, well test data, production data, historical price and cost information, and property ownership interests. We have used all methods and procedures we considered necessary to prepare this report; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for Whiting's use in filing with the SEC. The reserves in this report have been estimated using deterministic methods; these estimates have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards). We used standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, and analogy, that we considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, our conclusions necessarily represent only informed professional judgment.

The data used in our estimates were obtained from Whiting, public data sources, and the nonconfidential files of Netherland, Sewell & Associates, Inc. (NSAI) and were accepted as accurate. Supporting work data are on file in our office. We have not examined the titles to the properties or independently confirmed the actual degree or type of interest owned. The technical persons primarily responsible for preparing the estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards. Richard B. Talley, Jr., a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2004 and has over 5 years of prior industry experience. Edward C. Roy III, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience. We are independent petroleum engineers, geologists, geophysicists, and petrophysicists; we do not own an interest in these properties nor are we employed on a contingent basis.

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

/s/ C.H. (Scott) Rees III
By:

C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

/s/ Richard B. Talley, Jr.	/s/ Edward C. Roy III
By:	By:

Richard B. Talley, Jr., P.E. 102425	Edward C. Roy III, P.G. 2364
Senior Vice President	Vice President

Date Signed: February 22, 2021	Date Signed: February 22, 2021

The following definitions are set forth in U.S. Securities and Exchange Commission (SEC) Regulation S-X Section 210.4-10(a). Also included is supplemental information from (1) the 2018 Petroleum Resources Management System approved by the Society of Petroleum Engineers, (2) the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas, and (3) the SEC's Compliance and Disclosure Interpretations.

(1) Acquisition of properties. Costs incurred to purchase, lease or otherwise acquire a property, including costs of lease bonuses and options to purchase or lease properties, the portion of costs applicable to minerals when land including mineral rights is purchased in fee, brokers' fees, recording fees, legal costs, and other costs incurred in acquiring properties.

(2) Analogous reservoir. Analogous reservoirs, as used in resources assessments, have similar rock and fluid properties, reservoir conditions (depth, temperature, and pressure) and drive mechanisms, but are typically at a more advanced stage of development than the reservoir of interest and thus may provide concepts to assist in the interpretation of more limited data and estimation of recovery. When used to support proved reserves, an "analogous reservoir" refers to a reservoir that shares the following characteristics with the reservoir of interest:

(i)	Same geological formation (but not necessarily in pressure communication with the reservoir of interest);
(ii)	Same environment of deposition;
(iii)	Similar geological structure; and
(iv)	Same drive mechanism.

Instruction to paragraph (a)(2): Reservoir properties must, in the aggregate, be no more favorable in the analog than in the reservoir of interest.

(3) Bitumen. Bitumen, sometimes referred to as natural bitumen, is petroleum in a solid or semi-solid state in natural deposits with a viscosity greater than 10,000 centipoise measured at original temperature in the deposit and atmospheric pressure, on a gas free basis. In its natural state it usually contains sulfur, metals, and other non-hydrocarbons.

(4) Condensate. Condensate is a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

(5) Deterministic estimate. The method of estimating reserves or resources is called deterministic when a single value for each parameter (from the geoscience, engineering, or economic data) in the reserves calculation is used in the reserves estimation procedure.

(6) Developed oil and gas reserves. Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

(i)	Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and
(ii)	Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Supplemental definitions from the 2018 Petroleum Resources Management System:

Developed Producing Reserves – Expected quantities to be recovered from completion intervals that are open and producing at the effective date of the estimate. Improved recovery Reserves are considered producing only after the improved recovery project is in operation.

Developed Non-Producing Reserves – Shut-in and behind-pipe Reserves. Shut-in Reserves are expected to be recovered from (1) completion intervals that are open at the time of the estimate but which have not yet started producing, (2) wells which were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe Reserves are expected to be recovered from zones in existing wells that will require additional completion work or future re-completion before start of production with minor cost to access these reserves. In all cases, production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well.

(7) Development costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

(i)

Gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves.

(ii)

Drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly.

(iii)

Acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems.

(iv)	Provide improved recovery systems.

(8) Development project. A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field, or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

(9) Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

(10) Economically producible. The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and gas producing activities as defined in paragraph (a)(16) of this section.

(11) Estimated ultimate recovery (EUR). Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.

(12) Exploration costs. Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and gas reserves, including costs of drilling exploratory wells and exploratory-type stratigraphic test wells. Exploration costs may be incurred both before acquiring the related property (sometimes referred to in part as prospecting costs) and after acquiring the property. Principal types of exploration costs, which include depreciation and applicable operating costs of support equipment and facilities and other costs of exploration activities, are:

(i)

Costs of topographical, geographical and geophysical studies, rights of access to properties to conduct those studies, and salaries and other expenses of geologists, geophysical crews, and others conducting those studies. Collectively, these are sometimes referred to as geological and geophysical or "G&G" costs.

(ii)	Costs of carrying and retaining undeveloped properties, such as delay rentals, ad valorem taxes on properties, legal costs for title defense, and the maintenance of land and lease records.
(iii)	Dry hole contributions and bottom hole contributions.
(iv)	Costs of drilling and equipping exploratory wells.
(v)	Costs of drilling exploratory-type stratigraphic test wells.

(13) Exploratory well. An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well as those items are defined in this section.

(14) Extension well. An extension well is a well drilled to extend the limits of a known reservoir.

(15) Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field which are separated vertically by intervening impervious strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms "structural feature" and "stratigraphic condition" are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

(16) Oil and gas producing activities.

(i)	Oil and gas producing activities include:

(A)	The search for crude oil, including condensate and natural gas liquids, or natural gas ("oil and gas") in their natural states and original locations;
(B)	The acquisition of property rights or properties for the purpose of further exploration or for the purpose of removing the oil or gas from such properties;
(C)

The construction, drilling, and production activities necessary to retrieve oil and gas from their natural reservoirs, including the acquisition, construction, installation, and maintenance of field gathering and storage systems, such as:

(1)	Lifting the oil and gas to the surface; and
(2)	Gathering, treating, and field processing (as in the case of processing gas to extract liquid hydrocarbons); and
(D)

Extraction of saleable hydrocarbons, in the solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable natural resources which are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction.

Instruction 1 to paragraph (a)(16)(i): The oil and gas production function shall be regarded as ending at a "terminal point", which is the outlet valve on the lease or field storage tank. If unusual physical or operational circumstances exist, it may be appropriate to regard the terminal point for the production function as:

a.	The first point at which oil, gas, or gas liquids, natural or synthetic, are delivered to a main pipeline, a common carrier, a refinery, or a marine terminal; and
b.

In the case of natural resources that are intended to be upgraded into synthetic oil or gas, if those natural resources are delivered to a purchaser prior to upgrading, the first point at which the natural resources are delivered to a main pipeline, a common carrier, a refinery, a marine terminal, or a facility which upgrades such natural resources into synthetic oil or gas.

Instruction 2 to paragraph (a)(16)(i): For purposes of this paragraph (a)(16), the term saleable hydrocarbons means hydrocarbons that are saleable in the state in which the hydrocarbons are delivered.

(ii)	Oil and gas producing activities do not include:

(A)	Transporting, refining, or marketing oil and gas;
(B)

Processing of produced oil, gas, or natural resources that can be upgraded into synthetic oil or gas by a registrant that does not have the legal right to produce or a revenue interest in such production;

(C)	Activities relating to the production of natural resources other than oil, gas, or natural resources from which synthetic oil and gas can be extracted; or
(D)	Production of geothermal steam.

(17) Possible reserves. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

(i)

When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

(ii)

Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.

(iii)	Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.
(iv)

The proved plus probable and proved plus probable plus possible reserves estimates must be based on reasonable alternative technical and commercial interpretations within the reservoir or subject project that are clearly documented, including comparisons to results in successful similar projects.

(v)

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

(vi)

Pursuant to paragraph (a)(22)(iii) of this section, where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.

(18) Probable reserves. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

(i)

When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

(ii)

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

(iii)	Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.
(iv)	See also guidelines in paragraphs (a)(17)(iv) and (a)(17)(vi) of this section.

(19) Probabilistic estimate. The method of estimation of reserves or resources is called probabilistic when the full range of values that could reasonably occur for each unknown parameter (from the geoscience and engineering data) is used to generate a full range of possible outcomes and their associated probabilities of occurrence.

(20) Production costs.

(i)

Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and gas produced. Examples of production costs (sometimes called lifting costs) are:

(A)	Costs of labor to operate the wells and related equipment and facilities.
(B)	Repairs and maintenance.
(C)	Materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities.
(D)	Property taxes and insurance applicable to proved properties and wells and related equipment and facilities.
(E)	Severance taxes.

(ii)

Some support equipment or facilities may serve two or more oil and gas producing activities and may also serve transportation, refining, and marketing activities. To the extent that the support equipment and facilities are used in oil and gas producing activities, their depreciation and applicable operating costs become exploration, development or production costs, as appropriate. Depreciation, depletion, and amortization of capitalized acquisition, exploration, and development costs are not production costs but also become part of the cost of oil and gas produced along with production (lifting) costs identified above.

(21) Proved area. The part of a property to which proved reserves have been specifically attributed.

(22) Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)	The area of the reservoir considered as proved includes:

(A)	The area identified by drilling and limited by fluid contacts, if any, and
(B)

Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii)

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)

Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv)	Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

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

(v)

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

(23) Proved properties. Properties with proved reserves.

(24) Reasonable certainty. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

(25) Reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

(26) Reserves. Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

Note to paragraph (a)(26): Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Excerpted from the FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas:

932-235-50-30 A standardized measure of discounted future net cash flows relating to an entity's interests in both of the following shall be disclosed as of the end of the year:

a.Proved oil and gas reserves (see paragraphs 932-235-50-3 through 50-11B)

b.Oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the entity participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves (see paragraph 932-235-50-7).

The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes.

932-235-50-31 All of the following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed in accordance with paragraphs 932-235-50-3 through 50-11B:

a.Future cash inflows. These shall be computed by applying prices used in estimating the entity's proved oil and gas reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

b.Future development and production costs. These costs shall be computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. If estimated development expenditures are significant, they shall be presented separately from estimated production costs.

c.Future income tax expenses. These expenses shall be computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the entity's proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expenses shall give effect to tax deductions and tax credits and allowances relating to the entity's proved oil and gas reserves.

d.Future net cash flows. These amounts are the result of subtracting future development and production costs and future income tax expenses from future cash inflows.

e.Discount. This amount shall be derived from using a discount rate of 10 percent a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

f.Standardized measure of discounted future net cash flows. This amount is the future net cash flows less the computed discount.

(27) Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

(28) Resources. Resources are quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.

(29) Service well. A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

(30) Stratigraphic test well. A stratigraphic test well is a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as "exploratory type" if not drilled in a known area or "development type" if drilled in a known area.

(31) Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(i)

Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

(ii)

Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

From the SEC's Compliance and Disclosure Interpretations (October 26, 2009):

Although several types of projects — such as constructing offshore platforms and development in urban areas, remote locations or environmentally sensitive locations — by their nature customarily take a longer time to develop and therefore often do justify longer time periods, this determination must always take into consideration all of the facts and circumstances. No particular type of project per se justifies a longer time period, and any extension beyond five years should be the exception, and not the rule.

Factors that a company should consider in determining whether or not circumstances justify recognizing reserves even though development may extend past five years include, but are not limited to, the following:

●The company's level of ongoing significant development activities in the area to be developed (for example, drilling only the minimum number of wells necessary to maintain the lease generally would not constitute significant development activities);

●The company's historical record at completing development of comparable long-term projects;

●The amount of time in which the company has maintained the leases, or booked the reserves, without significant development activities;

●The extent to which the company has followed a previously adopted development plan (for example, if a company has changed its development plan several times without taking significant steps to implement any of those plans, recognizing proved undeveloped reserves typically would not be appropriate); and

●The extent to which delays in development are caused by external factors related to the physical operating environment (for example, restrictions on development on Federal lands, but not obtaining government permits), rather than by internal factors (for example, shifting resources to develop properties with higher priority).

(iii)

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

(32) Unproved properties.  Properties with no proved reserves.