Form 10-Q
period 2021-03-31
Whiting USA Trust II
filed 2021-05-07
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

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

“May 2021 distribution” The cash distribution to Trust unitholders of record on May 20, 2021 to be paid on or before May 28, 2021.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and short-term investments	$231	$463
Investment in net profits interest, net	375	533
Total assets	$606	$996
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$231	$463
Trust corpus (18,400,000 Trust units issued and outstanding as of March 31, 2021 and December 31, 2020)	375	533
Total liabilities and Trust corpus	$606	$996

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended
	March 31,
	2021	2020
Income (loss) from net profits interest	$(202)	$472
General and administrative expenses	(232)	(265)
Cash reserves used for current Trust expenses	232	65
State income tax withholding	(1)	(4)
Net current period cash losses funded by Whiting	203	-
Distributable income	$-	$268
Distributable income per unit	$-	$0.014555

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Trust corpus, beginning of period	$533	$7,718
Distributable income	-	268
Distributions to unitholders	-	(268)
Impairment of investment in net profits interest	-	(5,822)
Amortization of investment in net profits interest	(158)	(910)
Trust corpus, end of period	$375	$986

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

The NPI is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties until the NPI terminates. The NPI will terminate on December 31, 2021 as the minimum amount of production (11.79 MMBOE) applicable to the NPI has been produced and sold from the underlying properties (which amount is the equivalent of 10.61 MMBOE in respect of the Trust’s right to receive 90% of the net proceeds from such reserves pursuant to the NPI). After the NPI termination date of December 31, 2021, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than May 30, 2022, to the Trust unitholders of record on the 50th day following December 31, 2021, and the Trust will wind up its affairs and terminate. After the termination of the Trust, it will pay no further distributions.

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

2. BASIS OF ACCOUNTING

Interim Financial Statements — The accompanying unaudited condensed financial information has been prepared by the Trustee in accordance with the instructions to the Quarterly Report on Form 10-Q. The accompanying financial information is prepared on a comprehensive basis of accounting other than GAAP. In the opinion of the Trustee, the accompanying financial statements include all adjustments (consisting of normal and recurring adjustments) necessary to present fairly, in all material respects, the results of the Trust for the interim periods presented. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The condensed modified cash basis financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Trust’s financial statements and related notes included in the Trust’s 2020 Annual Report on Form 10-K.

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

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of March 31, 2021 and December 31, 2020 was $0.6 million and $0.5 million, respectively.

Impairment of Net Profits Interest — The value of the investment in net profits interest is reviewed whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. As a result of the significant decrease in the forward price curves for oil during the first quarter of 2020 which dropped below $21.00 per Bbl in March 2020, and the associated decline in anticipated future cash flows, an impairment test was performed. As of March 31, 2020, the investment in net profits interest with a carrying value of $6.8 million was written down to its fair value of $1.0 million, resulting in a $5.8 million impairment charged directly to Trust corpus for the three months ended March 31, 2020 which does not affect distributable income. The write-down of the net profits interest was due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices as of March 31, 2020. The fair value of the investment in net profits interest was ascribed using an income approach analysis based on the net discounted future cash flows from the NPI in the underlying properties and contained unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on forward strip price curves as of March 31, 2020 (adjusted for basis differentials); estimated operating, development, and general and administrative expenses; estimated state income tax withholdings; and a discount rate. During the three months ended March 31, 2021 no impairment of the investment in net profits interest occurred.

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

Income (Loss) from Net Profits Interest — Income (loss) from net profits interest is generally a function of oil and gas revenues less the actual lease operating expenses, production taxes and development costs incurred during the period. As provided in the terms of the net profits interest, Whiting may also reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses on the underlying properties and related activities. During the three months ended March 31, 2020, Whiting established a reserve for future expenditures of $1.6 million that reduced the income (loss) from net profits interest, which reserve was released and applied in the third quarter of 2020. Consistent with the terms of the Trust’s NPI, the reserve was utilized by Whiting for future development, maintenance or operating expenses on the underlying properties and related activities, during the three months ended September 30, 2020. Accordingly, there is no remaining reserve for expenditures.

Accumulated Net Losses Funded by Whiting — The NPI generated net losses of $0.2 million during the first quarter of 2021, primarily due to continued depressed oil and natural gas prices, the continued decline of production from the underlying properties and differences in timing of receiving revenues associated with non-operated properties. These factors caused operating and development costs to exceed the proceeds from production during the period. The net loss of $0.2 million generated during the fourth quarterly payment period of 2020 taken together with accumulated net losses generated in previous periods resulted in $0.4 million of accumulated net losses funded by Whiting through March 31, 2021. Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market interest rate, will be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders. Additionally, if the Trust borrows funds in order to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid.

The following table presents the net profits interest accumulated net losses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Accumulated net losses, beginning of period	$(220)	$-
Current period net losses funded by Whiting	(203)	-
Accumulated net losses recovered by Whiting	-	-
Accumulated net losses, end of period(1)	$(423)	$-

____________

(1)	Included in the accumulated net losses of $0.4 million as of March 31, 2021 is accrued interest of $827 that is required to be repaid to Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders.

6. RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three months ended March 31, 2021, Whiting incurred $0.3 million of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	2021	2020
Total overhead charges (in thousands)	$347	$332
Overhead charge per month per active operated gross well	$388	$365

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for each of the three month periods ended March 31, 2021 and 2020 include $50,000, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2021 and 2020 services is $197,996 and $193,167, respectively. Accordingly, the escalated quarterly administrative fee of $49,499 will be paid by the Trust starting in the second quarter of 2021. General and administrative expenses in the Trust’s condensed statements of distributable income for the three months ended March 31, 2021 and 2020 include $48,292 and $47,114, respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust. Such letter of credit will expire December 31, 2021. As of March 31, 2021 and December 31, 2020, the Trust had no borrowings under the letter of credit.

Lending to the Trust — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware

Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of March 31, 2021 and December 31, 2020, the Trust had no borrowings outstanding.

7. SUBSEQUENT EVENT

On May 6, 2021, the Trustee announced the Trust’s distribution of net profits for the first quarterly payment period in 2021. Unitholders of record on May 20, 2021 are expected to receive a distribution of $0.082926 per Trust unit, which is payable on or before May 28, 2021. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $2.2 million paid by Whiting to the Trust, less (i) a provision of $0.3 million for estimated Trust expenses, (ii) $0.4 million for the recovery of accumulated net cash losses generated by the net profits interest and previously funded by Whiting and (iii) $2,727 for Montana state income tax withholdings.

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Trustee’s discussion and analysis contained in the Trust’s 2020 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available on the SEC’s website www.sec.gov.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the energy industry in general, and Whiting and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

●	the effect of changes in commodity prices and conditions in the capital markets;
●	the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;
●	uncertainty of estimates of oil and natural gas reserves and production;
●	risks incidental to the operation and drilling of oil and natural gas wells;
●	future production and development costs, which include capital expenditures;
●	the inability to access oil and natural gas markets due to market conditions or operational impediments;
●	failure of the underlying properties to yield oil or natural gas in commercially viable quantities;
●	the effect of existing and future laws and regulatory actions;
●	competition from others in the energy industry and other forms of energy;
●	inflation or deflation; and
●	other risks described under the caption “Risk Factors” in Item 1A of the Trust’s 2020 Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to Whiting or the Trust or persons acting on behalf of Whiting or the Trust are expressly qualified in their entirety by these factors. The Trustee assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview and Trust Termination

The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the NPI, to distribute to unitholders cash that the Trust receives pursuant to the NPI, and to perform certain administrative functions with respect to the NPI and the Trust units. The Trust derives substantially all of its income and cash flows from the NPI. The NPI entitles the Trust to receive 90% of the net proceeds from the sale of production from the underlying properties until the NPI terminates on December 31, 2021.

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through March 31, 2021. The February 2021 net loss was mainly affected by October 2020 through December 2020 oil prices and September 2020 through November 2020 natural gas prices.

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94	$42.67	$57.80
Natural gas	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89	$2.51	$2.56

Uncertainties related to demand for oil and natural gas products have continued into 2021 as the COVID-19 pandemic continues to impact the world economy and may affect oil and natural gas prices in 2021. Continued low oil and gas prices realized with respect to production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, (ii) a reduction in the amount of oil, natural gas and natural gas liquids that are economic to produce from the underlying properties, and (iii) the recognition of impairment charges on the NPI. All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, which contributed to the lack of distributions to Trust unitholders for the second, third and fourth quarters of 2020.

Trust termination. After the NPI termination date of December 31, 2021, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, no later than May 30, 2022, to the Trust unitholders of record on the 50th day following December 31, 2021, and the Trust will wind up its affairs and terminate. After the termination of the Trust, it will pay no further distributions.

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate, or result in production from the underlying properties prior to the termination of the NPI. Per the reserve report, the underlying properties do not have any planned capital expenditures through the trust termination date of December 31, 2021, based upon the economic inputs utilized to prepare the reserves report. However, with respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields and it is possible that capital expenditures will be incurred during 2021. The possibility for capital expenditures is increased on properties subject to enhanced oil recovery techniques where expenditures may be incurred for CO2 that is injected into the field to recover hydrocarbons. An operator may conclude it is more costly or infeasible to temporarily shut-in the field as compared to operating the properties at a loss, or may conclude such losses will be offset by future income from such properties, including periods after the termination of the NPI. Substantially all of the capital expenditures incurred as part of the February 2021 net loss were related to non-operated properties. Please refer to the risk factor “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders” included in Item 1A, Risk Factors, in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2021 net loss (in thousands):

2021
Capital
Region	Expenditures
Rocky Mountains	$218
Permian Basin	15
Gulf Coast	(2)
Mid-Continent	-
Total	$231

Annual capital expenditure limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for development, maintenance or operating costs of the underlying properties or related activities for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equaled $3.9 million and is increased annually by 2.5% to account for expected increased costs due to inflation. Therefore, the capital expenditures included in the net proceeds attributable to the underlying properties and amounts reserved for expenditures cannot exceed $4.3 million during the year ending December 31, 2021.

Farm-out agreements. In an effort to develop the underlying properties while limiting additional capital expenditures for the Trust, Whiting Oil and Gas entered into three farm-out agreements with various third-party partners covering (i) 5,127 gross acres in eight leasehold sections within the Keystone South field in Winkler, Texas in April 2016, as amended in July 2020 (the “Keystone South farm-out”), (ii) 9,740 gross acres in approximately 15 units (which unit size is determined by the lateral well length) within the Signal Peak field in Howard County, Texas in February 2017, as amended in May 2018, September 2019 and February 2020 (the “Signal Peak farm-out”) and (iii) 640 gross acres in one leasehold section within the Flying W, SE field in Winkler County, Texas in March 2017 (the “Flying W farm-out”).

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, a fourth well was drilled and completed during the second quarter of 2018, a fifth well was drilled and completed during the fourth quarter of 2019, and a sixth well was drilled in the first quarter of 2021, which is scheduled for completion before the second quarter of 2021, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the fourth quarter of 2021 if no additional drilling has commenced by that time.

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

Additionally, in February 2021, Whiting entered into an additional farm-out agreement with a third-party partner, which agreement covers 1,091 gross acres within the Agua Dulce field in Nueces County, Texas. The agreement provides the partner with the option, but not the obligation, to drill one well in each of the two leasehold sections subject to the farm-out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 90% working interest, which results in the underlying properties retaining (i) a 10% working interest and (ii) an overriding royalty interest equal to the difference between 24% and the lease burdens of record, without incurring any capital costs for these wells. The third-party partner began drilling the first well pursuant to the agreement in the first quarter of 2021. Pursuant to the terms of the agreement, within 365 days after the completion of either well in either section, the partner has the option, but not the obligation, to drill a second well in the respective section where the underlying properties can elect to receive a 10% working interest or a 5% carried working interest. Upon completion of a second well in either section, the partner has the option, but not the obligation, to drill subsequent wells in either section where the underlying properties can retain a 10% working interest (if such option was elected for the respective second well) or can receive a 5% working interest or a 2.5% carried working interest.

Results of Trust Operations

Comparison of results of the Trust for the three months ended March 31, 2021 and 2020

The following is a summary of income (loss) from net profits interest and distributable income received by the Trust for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	March 31,
	2021		2020
Sales volumes:
Oil from underlying properties (Bbl)(1)	181,340	(2)	187,185	(3)
Natural gas from underlying properties (Mcf)	175,240	(2)	232,720	(3)
Total production (BOE)	210,547		225,972
Average sales prices:
Oil (per Bbl)(1)	$36.36		$49.81
Natural gas (per Mcf)	$1.93		$1.83
Cost metrics:
Lease operating expenses (per BOE)	$31.26		$36.60
Production tax rate (percent of total revenues)	5.0%		5.1%
Revenues:
Oil sales(1)	$6,594	(2)	$9,323	(3)
Natural gas sales	339	(2)	425	(3)
Total revenues	6,933		9,748
Costs:
Lease operating expenses	6,581		8,270
Production taxes	345		498
Development costs	231		456
Total costs	7,157		9,224
Net proceeds (losses)	(224)		524
Net profits percentage	90%		90%
Income (loss) from net profits interest	(202)		472
Provision for estimated Trust expenses	-		(200)
Montana state income tax withheld	(1)		(4)
Current period net cash losses funded by Whiting	203		-
Distributable income	$-		$268

__________

(1)	Oil includes natural gas liquids.
(2)	Oil and gas sales volumes and related revenues for the three months ended March 31, 2021 (consisting of the February 2021 net loss) generally represent oil production from October 2020 through December 2020 and natural gas production from September 2020 through November 2020.
(3)	Oil and gas sales volumes and related revenues for the three months ended March 31, 2020 (consisting of Whiting’s February 2020 distribution to the Trust generally represent oil production from October 2019 through December 2019 and natural gas production from September 2019 through November 2019.

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

Revenues. Oil and natural gas revenues decreased $2.8 million (or 29%) during the three months ended March 31, 2021 as compared to the same 2020 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was primarily due to lower realized oil prices. The crude oil average realized sales price decreased by 27% primarily as a result of lower NYMEX oil prices, and the natural gas average realized sales price increased by 5% between periods primarily due to narrowing differentials in the current period. Crude oil production volumes decreased by 6 MBbl (or 3%)

and natural gas production volumes decreased by 57 MMcf (or 25%) between periods. The slight oil volume decrease between periods was primarily related to normal field production decline slightly offset by increased collection of revenues for non-operated properties in the current period. The decline in gas volumes between periods was primarily related to normal field decline and wells down for mechanical issues. Based on the December 31, 2020 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 12.5% for oil and 12.0% for gas from 2020 through the December 31, 2021 NPI termination date.

Lease operating expenses. Lease operating expenses decreased $1.7 million (or 20%) during the first quarter of 2021 compared to the same 2020 period primarily due to lower oilfield goods and services costs of $1.6 million, which includes a decrease of $0.7 million in workover costs between periods. The decrease in overall LOE coupled with the decline in overall production volumes resulted in a decrease in LOE on a per BOE basis of 15% between periods from $36.60 during the three months ended March 31, 2020 to $31.26 for the same period in 2021.

Production taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues decreased from 5.1% for the three months ended March 31, 2020 to 5.0% for the same period in 2021. Overall production taxes for the first quarter of 2021 decreased $0.2 million (or 31%) as compared to the same 2020 period primarily due to lower oil and natural gas revenues between periods.

Development costs. Development costs for the three months ended March 31, 2021 were $0.2 million (or 49%) lower as compared to the same 2020 period primarily due to reduced capital workover costs in the Rangeley field.

Provision for estimated trust expenses. The provision for estimated Trust expenses decreased $0.2 as of March 31, 2021 as compared to March 31, 2020. Since the NPI generated a net loss during the three months ended March 31, 2021, there were no cash proceeds available to the Trustee to provide for estimated trust expenses.

Distributable income. There was no distribution made to unitholders during the first quarter of 2021 because the net profits interest generated net cash losses of $0.2 million during the period. Distributable income for the three months ended March 31, 2020 was $0.3 million, which was based on income from net profits interest of $0.5 million, reduced by Trust general and administrative expenses of $0.2 million and adjusted for changes in Trust cash reserves.

Accumulated net losses and interest due to Whiting. During the three months ended March 31, 2021, the net profits interest generated net losses of $0.2 million attributable to the Trust primarily due to continued depressed oil and natural gas prices and the continued decline of production from the underlying properties. Lower commodity prices and decreased production during the quarterly payment period caused operating and development costs to exceed the proceeds from production. The net loss of $0.2 million generated during the fourth quarterly payment period taken together with accumulated net losses generated in prior periods, resulted in $0.4 million of accumulated net losses funded by Whiting. All accumulated net losses, plus accrued interest at the prevailing money market rate, will be deducted from gross proceeds in future computation periods for purposes of determining net proceeds (or net losses as the case may be) until the negative net proceeds, including interest, have been recovered in full by Whiting. The NPI will not generate cash proceeds for the Trust, and the Trust will be unable to make distributions to unitholders, until that occurs. Refer to the “Distributions to Unitholders” footnote in the financial statements for more information on accumulated net losses and interest due to Whiting. There were no accumulated net losses during the three months ended March 31, 2020.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any accumulated net losses to be recovered by Whiting, plus accrued interest and (ii) any cash the Trustee decides to hold as a reserve against future liabilities. If the NPI generates net losses or limited net proceeds (which was the case during each quarter of 2020 and the first quarter of 2021), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources. As of April 30, 2021, the Trust had cash reserves of $0.2 million remaining for the payment of its administrative expenses.

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

Letter of credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust. Such letter of credit will expire December 31, 2021. As of March 31, 2021 and December 31, 2020, the Trust had no borrowings under the letter of credit.

Reserve for expenditures. Whiting may reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses on the underlying properties and related activities. Whiting did not fund such a reserve during the three months ended March 31, 2021 or 2020.

Plugging and abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three months ended March 31, 2021, Whiting incurred $0.3 million of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On May 6, 2021, the Trustee announced the Trust’s distribution of net profits for the first quarterly payment period in 2021. Unitholders of record on May 20, 2021 are expected to receive a distribution of $0.082926 per Trust unit, which is payable on or before May 28, 2021. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $2.2 million paid by Whiting to the Trust, less (i) a provision of $0.3 million for estimated Trust expenses, (ii) $0.4 million for the recovery of accumulated net cash losses generated by the net profits interest and previously funded by Whiting and (iii) $2,727 for Montana state income tax withholdings.

The Trust is unable to predict future commodity prices or future performance and distributions to unitholders are significantly impacted by low oil and natural gas prices and may be reduced to zero, as was the case during the second, third and fourth quarters of 2020. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures and commodity price differentials. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses, which expenses may be in excess of the provision for Trust expenses.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2021.

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

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the NPI, the Trustee relies on (a) information provided by Whiting, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production and (b) conclusions and reports on oil and gas reserves by the Trust’s independent reserve engineers. For a description of certain risks relating to these arrangements and risks relating to the Trustee’s reliance on information reported by Whiting and included in the Trust’s results of operations, refer to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, Item 1A. Risk Factors “The Trust and the Trust unitholders have no voting or managerial rights with respect to the underlying properties. As a result, neither the Trust nor the Trust unitholders have any ability to influence the operation of the underlying properties.”

Changes in internal control over financial reporting. During the quarter ended March 31, 2021, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. No material changes to such risk factors have occurred during the three months ended March 31, 2021.

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

May 7, 2021

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