Form 10-Q
period 2021-08-06
Whiting USA Trust II
filed 2021-08-06
CIK 1537058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, 18,400,000 Units of Beneficial Interest in Whiting USA Trust II were outstanding.

GLOSSARY OF CERTAIN DEFINITIONS

The following are definitions of significant terms used in this report:

“ASC” Accounting Standards Codification.

“August 2021 distribution” The cash distribution to Trust unitholders of record on August 19, 2021 to be paid on or before August 27, 2021.

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

“May 2021 distribution” The cash distribution to Trust unitholders of record on May 20, 2021 that was paid on May 28, 2021.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

WHITING USA TRUST II

Condensed Statements of Assets, Liabilities and Trust Corpus (Unaudited)

(In thousands, except unit data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and short-term investments	$259	$463
Investment in net profits interest, net	249	533
Total assets	$508	$996
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$259	$463
Trust corpus (18,400,000 Trust units issued and outstanding as of June 30, 2021 and December 31, 2020)	249	533
Total liabilities and Trust corpus	$508	$996

Condensed Statements of Distributable Income (Unaudited)

(In thousands, except distributable income per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income from net profits interest	$2,202	$902	$2,000	$1,374
General and administrative expenses	(221)	(197)	(454)	(462)
Cash reserves used (withheld) for current Trust expenses	(28)	(703)	204	(638)
State income tax withholding	(3)	(2)	(4)	(6)
Accumulated net losses repaid to Whiting	(424)	-	(220)	-
Distributable income	$1,526	$-	$1,526	$268
Distributable income per unit	$0.082926	$-	$0.082926	$0.014555

Condensed Statements of Changes in Trust Corpus (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$375	$986	$533	$7,718
Distributable income	1,526	-	1,526	268
Distributions to unitholders	(1,526)	-	(1,526)	(268)
Impairment of investment in net profits interest	-	-	-	(5,822)
Amortization of investment in net profits interest	(126)	(155)	(284)	(1,065)
Trust corpus, end of period	$249	$831	$249	$831

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

3. INVESTMENT IN NET PROFITS INTEREST

Whiting Oil and Gas conveyed the NPI to the Trust in exchange for 18,400,000 Trust units. The investment in net profits interest was recorded at the historical cost basis of Whiting on March 28, 2012, the date of conveyance (except for the derivatives which were reflected at their fair value as of March 31, 2012), which was determined to be $194.0 million. However, such historical cost basis has been subject to impairments taken in prior periods. Accumulated amortization of the investment in net profits interest as of June 30, 2021 and December 31, 2020, and after the consideration of the impairments discussed below, was $0.7 million and $0.5 million, respectively.

Impairment of Net Profits Interest — The value of the investment in net profits interest is reviewed whenever the Trustee judges that events and circumstances indicate that the recorded carrying value of the investment in net profits interest may not be recoverable. As a result of the significant decrease in the forward price curves for oil during the first quarter of 2020 which dropped below $21.00 per Bbl in March 2020, and the associated decline in anticipated future cash flows, an impairment test was performed. As of March 31, 2020, the investment in net profits interest with a carrying value of $6.8 million was written down to its fair value of $1.0 million, resulting in a $5.8 million impairment charged directly to Trust corpus for the six months ended June 30, 2020 which does not affect distributable income. The write-down of the net profits interest was due to a reduction in anticipated future cash flows primarily driven by an expectation of sustained depressed oil prices as of March 31, 2020. The fair value of the investment in net profits interest was ascribed using an income approach analysis based on the net discounted future cash flows from the NPI in the underlying properties and contained unobservable inputs including estimates of future oil and gas production attributable to the Trust; commodity prices based on forward strip price curves as of March 31, 2020 (adjusted for basis differentials); estimated operating, development, and general and administrative expenses; estimated state income tax withholdings; and a discount rate. During the three and six months ended June 30, 2021 no impairment of the investment in net profits interest occurred.

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

Income from Net Profits Interest and Reserve for Expenditures — Income from net profits interest is generally a function of oil and gas revenues less the actual lease operating expenses, production taxes and development costs incurred during the period. As provided in the terms of the net profits interest, Whiting may also reserve from the gross proceeds amounts up to a total of $2.0 million at any time for future development, maintenance or operating expenses on the underlying properties and related activities. During the three and six months ended June 30, 2020, Whiting established a reserve for future expenditures of $1.6 million that reduced the income from net profits interest, which reserve was released and applied in the third quarter of 2020. Consistent with the terms of the Trust’s NPI, the reserve was utilized by Whiting for development, maintenance or operating expenses on the underlying properties and related activities during the three months ended September 30, 2020. Accordingly, there is no remaining reserve for expenditures and no such reserve was established during the three and six months ended June 30, 2021.

Cash Reserves Withheld for Trust Expenses — During the three and six months ended June 30, 2020, the Trustee increased the cash reserves withheld for future Trust expenses to enable it to pay the Trust’s estimated liabilities for approximately 12 months from the time at which the reserve was established. The reserves were increased in response to the expected impact of (i) the sharp decline in oil prices occurring in March 2020 which oil prices remained depressed at the time the reserve was established in May 2020 and (ii) the COVID-19 pandemic, both of which had the potential to reduce or eliminate the amount of cash available to pay future Trust liabilities. No such reserve was established during the three and six months ended June 30, 2021. As of June 30, 2021, the Trust had approximately $259 thousand of cash reserves available to pay future Trust expenses. If the Trust borrows funds in the future to pay its administrative liabilities, the Trust unitholders will not receive distributions until the borrowed funds, together with any accumulated net losses and accrued interest, are repaid.

Accumulated Net Losses Funded by Whiting and Distributions to Unitholders — There was no distribution to Trust unitholders during the three months ended March 31, 2021, primarily due to continued depressed oil and natural gas prices, the continued decline of production from the underlying properties and differences in timing of receiving revenues associated with non-operated properties. These factors caused operating and development costs to exceed the proceeds from production during the period. The net loss of $0.2 million generated during the fourth quarterly payment period of 2020, taken together with accumulated net losses generated in previous periods, resulted in $0.4 million of accumulated net losses funded by Whiting through March 31, 2021. However, during the three months ended June 30, 2021, the NPI generated net proceeds of $2.2 million related to the first quarterly payment period of 2021. Such net proceeds were reduced by (i) a provision of $0.3 million for estimated Trust expenses, (ii) the repayment of the aforementioned $0.4 million of accumulated net losses to Whiting and (iii) $2,727 for Montana state income tax withholdings; which resulted in net proceeds available for distribution of $1.5 million for the three months ended June 30, 2021.

Neither the Trust nor the unitholders are liable for any net losses that are generated by the net profits interest; however, any such net losses, plus accrued interest at the prevailing money market interest rate, will be recovered by Whiting from future NPI gross proceeds before any further distributions will be made to Trust unitholders, as occurred during the three months ended June 30, 2021.

The following table presents a rollforward of the net profits interest accumulated net losses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Accumulated net losses, beginning of period	$(424)	$-	$(220)	$-
Net losses funded by Whiting	-	-	(204)	-
Accumulated net losses repaid to Whiting(1)	424	-	424	-
Accumulated net losses, end of period	$-	$-	$-	$-

__________

(1)	In addition to the repayment of the accumulated net losses of $0.4 million, accrued interest of $827 was also repaid to Whiting during the three months ended June 30, 2021.

6. RELATED PARTY TRANSACTIONS

Plugging and Abandonment — During the three and six months ended June 30, 2021, Whiting incurred $0.1 million and $0.3 million, respectively, of plugging and abandonment costs on the underlying properties. Pursuant to the terms of the conveyance agreement, plugging and abandonment costs relating to the underlying properties, net of any proceeds received from the salvage of equipment, are funded entirely by Whiting and are not therefore included as a deduction in the calculation of net proceeds or otherwise deducted from Trust unitholders over the term of the Trust.

Operating Overhead — Pursuant to the terms of its joint operating agreements, Whiting deducts from the gross oil and gas sales proceeds an overhead fee to operate those underlying properties for which Whiting has been designated as the operator. Additionally, with respect to those underlying properties for which Whiting is the operator but where there is no operating agreement in place, Whiting deducts from the gross proceeds an overhead fee calculated in the same manner that Whiting allocates overhead to other similarly owned properties, which is customary practice in the oil and gas industry. Operating overhead activities include various engineering, legal and administrative functions. The fee is adjusted annually pursuant to COPAS guidelines and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers. The following table presents the Trust’s portion of these overhead charges for the distributions made during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total overhead charges (in thousands)	$359	$339	$707	$671
Overhead charge per month per active operated gross well	$402	$373	$395	$369

Administrative Services Fee — Under the terms of the administrative services agreement, the Trust is obligated to pay a quarterly administration fee of $50,000 to Whiting 60 days following the end of each calendar quarter. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2021 include $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2020 included $50,000 and $100,000, respectively, for quarterly administrative fees paid to Whiting.

Trustee Administrative Fee — Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000, which is paid in four quarterly installments and is billed in arrears. Starting in 2017, such fee escalates by 2.5% each year and therefore, the annual administrative fee to be paid to the Trustee for 2021 and 2020 services is $197,996 and $193,167, respectively. Accordingly, the escalated quarterly administrative fee of $49,499 was paid by the Trust starting in the second quarter of 2021. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2021 include $49,499 and $97,791, respectively, for quarterly administrative fees paid to the Trustee. General and administrative expenses in the Trust’s condensed statements of distributable income for the three and six months ended June 30, 2020 include $48,292 and $95,406, respectively, for quarterly administrative fees paid to the Trustee.

Letter of Credit — In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts, including interest thereon if applicable, have been repaid by the Trust. Such letter of credit will expire December 31, 2021. As of June 30, 2021 and December 31, 2020, the Trust had no borrowings under the letter of credit.

Lending to the Trust — The Trustee can authorize the Trust to borrow money for the purpose of paying Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee, Whiting or the Delaware Trustee, as a lender, provided that the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself, which may be a non-interest bearing account, and make other short-term investments with the funds distributed to the Trust. As of June 30, 2021 and December 31, 2020, the Trust had no borrowings outstanding.

7. SUBSEQUENT EVENT

On August 5, 2021, the Trustee announced the Trust’s distribution of net profits for the second quarterly payment period in 2021. Unitholders of record on August 19, 2021 are expected to receive a distribution of $0.180407 per Trust unit, which is payable on or before August 27, 2021. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $4.6 million paid by Whiting to the Trust, less a provision of $1.3 million for estimated Trust expenses and $5,949 for Montana state income tax withholdings.

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

Oil and gas prices historically have been volatile and may fluctuate widely in the future. The table below highlights these price trends by listing quarterly average NYMEX crude oil and natural gas prices for the periods indicated through June 30, 2021. The May 2021 distribution was mainly affected by January 2021 through March 2021 oil prices and December 2020 through February 2021 natural gas prices.

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil	$54.90	$59.83	$56.45	$56.96	$46.08	$27.85	$40.94	$42.67	$57.80	$66.06
Natural gas	$3.00	$2.58	$2.29	$2.44	$1.88	$1.66	$1.89	$2.51	$2.56	$2.74

Although demand for oil and natural gas products improved during the second quarter of 2021, which resulted in improved oil and natural gas prices, there remain uncertainties related to the future demand and supply for oil and natural gas products. Demand may be impacted as the effects of the COVID-19 pandemic on the world economy continue to play out, and the supply of oil may fluctuate due to uncertainty around output restraints on oil production agreed upon by the Organization of Petroleum Exporting Countries and other oil exporting nations. Reductions in the demand or increases in the supply of oil and natural gas products may result in lower market prices for oil and natural gas during the remainder of 2021. Low oil and gas prices realized with respect to production from the underlying properties could cause (i) a reduction in the amount of net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders, (ii) a reduction in the amount of oil, natural gas and natural gas liquids that are economic to produce from the underlying properties, and (iii) the recognition of impairment charges on the NPI. All costless collar hedge contracts terminated as of December 31, 2014 and no additional hedges are allowed to be placed on the Trust assets. Consequently, there are no further cash settlement gains or losses on commodity derivatives for inclusion in the Trust’s computation of net proceeds (or net losses, as the case may be), and the Trust therefore has increased exposure to oil and natural gas price volatility. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures, which contributed to the lack of distributions to Trust unitholders for the second, third and fourth quarters of 2020.

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

Capital Expenditure Activities

The primary goal of the planned capital expenditures relative to the underlying properties is to mitigate a portion of the natural decline in production from producing properties. No assurance can be given, however, that any such expenditures will be made, or if made, will result in production in commercially paying amounts, if any, that the characteristics of any newly developed well will match the characteristics of existing wells on the underlying properties or the operator’s historical drilling success rate, or result in production from the underlying properties or sales proceeds to the NPI prior to the termination of the NPI. Based on the year-end 2020 reserve report, the underlying properties do not have any planned capital expenditures through the trust termination date of December 31, 2021, based upon the economic inputs utilized to prepare the reserves report. However, with respect to fields for which Whiting is not the operator, Whiting has limited control over the timing and amount of capital expenditures relative to such fields and it is possible that capital expenditures will be incurred during the remainder of 2021. The possibility for capital expenditures is increased on properties subject to enhanced oil recovery techniques where expenditures may be incurred for CO2 that is injected into the field to recover hydrocarbons. An operator may conclude it is more costly or infeasible to temporarily shut-in the field as compared to operating the properties at a loss, or may conclude such losses will be offset by future income from such properties, including periods after the termination of the NPI. Substantially all of the capital expenditures incurred as part of the February 2021 net loss and May 2021 distribution were related to non-operated properties. Please refer to the risk factor “Whiting has limited control over activities on the underlying properties that Whiting does not operate, which could reduce production from the underlying properties, increase capital expenditures and reduce cash available for distribution to Trust unitholders” included in Item 1A, Risk Factors, in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following table presents the underlying properties’ aggregate capital expenditures attributable to the February 2021 net loss and May 2021 distribution (in thousands):

2021
Capital
Region	Expenditures
Rocky Mountains	$440
Permian Basin	71
Gulf Coast	(2)
Mid-Continent	-
Total	$509

Annual capital expenditure amount limitation. The capital expenditures included in the net proceeds attributable to the underlying properties are subject to an annual limitation which became effective January 1, 2018. As a result, the sum of the capital expenditures and amounts reserved for development, maintenance or operating costs of the underlying properties or related activities for each year beginning in 2018 may not exceed the average annual capital expenditure amount. The “average annual capital expenditure amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three years ended December 31, 2017, divided by (y) three, which amount equaled $3.9 million and is increased annually by 2.5%

to account for expected increased costs due to inflation. Therefore, the capital expenditures included in the net proceeds attributable to the underlying properties and amounts reserved for expenditures cannot exceed $4.3 million during the year ending December 31, 2021.

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

The third-party partner drilled and completed the first three wells pursuant to the terms of the Keystone South farm-out agreement during 2017, a fourth well was drilled and completed during the second quarter of 2018, a fifth well was drilled and completed during the fourth quarter of 2019, and a sixth well was drilled in the first quarter of 2021 and was completed shortly after the end of the second quarter of 2021, whereby the partner earned a 75% working interest in each of the underlying properties’ respective leasehold sections. The partner has no obligation to drill and complete any additional wells, and the Keystone South farm-out agreement will terminate during the fourth quarter of 2021 if no additional drilling has commenced by that time.

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

In addition, the third-party partner drilled and completed the first well under the Flying W farm-out during the second quarter of 2018, whereby the partner earned a 75% working interest in the underlying properties’ respective leasehold section.

In February 2021, Whiting entered into an additional farm-out agreement with a third-party partner, which agreement covers 1,091 gross acres within the Agua Dulce field in Nueces County, Texas. The agreement provides the partner with the option, but not the obligation, to drill one well in each of the two leasehold sections subject to the farm-out agreement, whereby the partner will pay 100% of the related drilling and well completion costs to earn a 90% working interest, which results in the underlying properties retaining (i) a 10% working interest and (ii) an overriding royalty interest equal to the difference between 24% and the lease burdens of record, without incurring any capital costs for these wells. The third-party partner began drilling the first well pursuant to the agreement in the first quarter of 2021 and completed it during the second quarter of 2021. The well is currently shut-in while production facilities are constructed. Pursuant to the terms of the agreement, within 365 days after the completion of the first well in either section, the partner has the option, but not the obligation, to drill a second well in the respective section where the underlying properties can elect to receive a 10% working interest or a 5% carried working interest. Upon completion of a second well in either section, the partner has the option, but not the obligation, to drill subsequent wells in either section where the underlying properties can retain a 10% working interest (if such option was elected for the respective second well) or can receive a 5% working interest or a 2.5% carried working interest.

During the three and six months ended June 30, 2021, farm-out wells contributed immaterial amounts to the income from the net profits interest as revenues from such wells were generally offset by lease operating costs and production taxes. However, during the three and six months ended June 30, 2020, farm-out wells contributed $1.4 million and $1.2 million, respectively, to the income from net profits interest as revenues from such wells generally exceeded lease operating costs and production taxes. No assurance can be given that existing farm-out wells will generate any net profits in future periods, or that new wells drilled under farm-out agreements will result in production in commercially paying amounts prior to the termination of the NPI.

Results of Trust Operations

Comparison of results of the Trust for the six months ended June 30, 2021 and 2020

The following is a summary of income from net profits interest and distributable income received by the Trust for the six months ended June 30, 2021 and 2020 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Six Months Ended
	June 30,
	2021		2020
Sales volumes:
Oil from underlying properties (Bbl)(1)	380,883	(3)	414,674	(4)
Natural gas from underlying properties (Mcf)	373,664	(3)	464,020	(4)
Total production (BOE)	443,160		492,011
Average sales prices:
Oil (per Bbl)(1)	$41.03		$46.12
Natural gas (per Mcf)(2)	$2.88		$1.74
Cost metrics:
Lease operating expenses (per BOE)	$29.63		$30.45
Production tax rate (percent of total revenues)	5.0%		5.0%
Revenues:
Oil sales(1)	$15,627	(3)	$19,127	(4)
Natural gas sales	1,077	(3)	808	(4)
Total revenues	16,704		19,935
Costs:
Lease operating expenses	13,130		14,983
Production taxes	842		989
Development costs	510		811
Reserve for expenditures	-		1,625
Total costs	14,482		18,408
Net proceeds	2,222		1,527
Net profits percentage	90%		90%
Income from net profits interest	2,000		1,374
Provision for estimated Trust expenses	(250)		(1,100)
Montana state income tax withheld	(4)		(6)
Accumulated prior period net losses repaid to Whiting	(220)		-
Distributable income	$1,526		$268

__________

(1)	Oil includes natural gas liquids.
(2)	A portion of the natural gas volumes produced and sold from the underlying properties during the six months ended June 30, 2021 and 2020 have a “liquids-rich” content; however, such content did not result in a premium to the NYMEX natural gas price for the six months ended June 30, 2020, primarily due to the depressed liquids prices during such period.
(3)	Oil and gas sales volumes and related revenues for the six months ended June 30, 2021 (consisting of Whiting’s February 2021 net loss and May 2021 distribution to the Trust) generally represent oil production from October 2020 through March 2021 and natural gas production from September 2020 through February 2021.
(4)	Oil and gas sales volumes and related revenues for the six months ended June 30, 2020 (consisting of Whiting’s February 2020 and May 2020 distributions to the Trust) generally represent oil production from October 2019 through March 2020 and natural gas production from September 2019 through February 2020.

Income from net profits interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. However, in accordance with the terms of the NPI, any NPI proceeds received by the Trust after the NPI termination date of December 31, 2021 will only include proceeds for oil and gas production received by Whiting prior to December 31, 2021. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced and sold, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced and sold. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes, development costs and reserve for expenditures as follows:

Revenues. Oil and natural gas revenues decreased $3.2 million (or 16%) during the six months ended June 30, 2021 as compared to the same 2020 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decrease in revenue between periods was primarily due to a decline in crude oil average realized sales price and a decline in oil production volumes, which were partially offset by an increase in the natural gas average realized sales price. The crude oil average realized sales price decreased by 11% between periods primarily as a result of rising oil differentials and a slight decline in NYMEX oil prices. The natural gas average realized sales price increased by 66% between periods primarily as a result of significantly improved gas differentials and an increase in NYMEX gas prices. Crude oil production volumes decreased by 34 MBbl (or 8%) and natural gas production volumes decreased by 90 MMcf (or 19%) between periods. The decline in oil volumes between periods was primarily related to normal field decline and reduced production in the Lake Como field as a result of a facility closure. The decline in gas volumes between periods was primarily related to (i) normal field decline, (ii) a unit in the Agua Dulce field being shut-in for repairs and (iii) a well in the Keystone South field being permanently shut-in for an equipment failure. Based on the December 31, 2020 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 12.5% for oil and 12.0% for gas from 2020 through the December 31, 2021 NPI termination date.

Lease operating expenses. Lease operating expenses decreased $1.9 million (or 12%) during the first six months of 2021 compared to the same 2020 period primarily due to lower oilfield goods and services, which was due, in part, to reduced workover activity. LOE on a per BOE basis decreased 3% between periods from $30.45 during the six months ended June 30, 2020 to $29.63 for the same period in 2021 primarily due to the drivers discussed above.

Production taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues remained consistent at 5.0% for the six months ended June 30, 2021 compared to the same period in 2020. Overall production taxes for the first six months of 2021 decreased $0.1 million (or 15%) as compared to the same 2020 period primarily due to lower total revenues between periods.

Development costs. Development costs for the six months ended June 30, 2021 were $0.3 million (or 37%) lower as compared to the same 2020 period primarily due to reduced drilling and capital workover costs in the Rangely Weber Sand and Garland fields.

Reserve for expenditures. As provided in the terms of the NPI, Whiting established a reserve for expenditures of $1.6 million during the six months ended June 30, 2020 for future development, maintenance or operating expenses. Such reserve was subsequently utilized and applied against qualifying expenses incurred during the remainder of 2020. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities. No such reserve was established during the six months ended June 30, 2021.

Provision for estimated Trust expenses. The provision for estimated Trust expenses decreased $0.8 million to $0.3 million during the six months ended June 30, 2021 compared to the same 2020 period. During the six months ended June 30, 2020, the Trustee established a provision for Trust expenses to enable it to pay the Trust’s expenses for approximately 12 months in case future income from the NPI were to be insufficient to pay the Trust’s expenses. The increase in the provision for estimated Trust expenses that was established during the six months ended June 30, 2020 was due to extremely depressed commodity prices during the period and uncertainty regarding the impact of the COVID-19 pandemic on demand for oil and gas commodities and their related market prices. The prior year increase in the provision for Trust expenses was subsequently utilized by the Trustee to pay certain Trust administrative expenses during the remainder of 2020 and beginning of 2021.

Accumulated Prior Period Net Losses Repaid to Whiting. During the six months ended June 30, 2021, Whiting was repaid $0.2 million for accumulated net cash losses generated by the net profits interest during 2020 and previously funded by Whiting. As of June 30, 2021, there are no remaining accumulated net losses for which Whiting is entitled to be repaid.

Comparison of results of the Trust for the three months ended June 30, 2021 and 2020

The following is a summary of income from net profits interest and distributable income received by the Trust for the three months ended June 30, 2021 and 2020 (dollars in thousands, except per Bbl, per Mcf and per BOE amounts):

	Three Months Ended
	June 30,
	2021		2020
Sales volumes:
Oil from underlying properties (Bbl)(1)	199,543	(3)	227,489	(4)
Natural gas from underlying properties (Mcf)	198,424	(3)	231,300	(4)
Total production (BOE)	232,614		266,039
Average sales prices:
Oil (per Bbl)(1)	$45.27		$43.09
Natural gas (per Mcf)(2)	$3.72		$1.66
Cost metrics:
Lease operating expenses (per BOE)	$28.15		$25.23
Production tax rate (percent of total revenues)	5.1%		4.8%
Revenues:
Oil sales(1)	$9,032	(3)	$9,804	(4)
Natural gas sales	738	(3)	383	(4)
Total revenues	9,770		10,187
Costs:
Lease operating expenses	6,549		6,713
Production taxes	497		491
Development costs	277		356
Reserve for expenditures	-		1,625
Total costs	7,323		9,185
Net proceeds	2,447		1,002
Net profits percentage	90%		90%
Income from net profits interest	2,202		902
Provision for estimated Trust expenses	(250)		(900)
Montana state income tax withheld	(2)		(2)
Accumulated prior period net losses repaid to Whiting	(424)		-
Distributable income	$1,526		$-

__________

(1)	Oil includes natural gas liquids.
(2)	A portion of the natural gas volumes produced and sold from the underlying properties during the three months ended June 30, 2021 and 2020 have a “liquids-rich” content; however, such content did not result in a premium to the NYMEX natural gas price for the three months ended June 30, 2020, primarily due to the depressed liquids prices during such period.
(3)	Oil and gas sales volumes and related revenues for the three months ended June 30, 2021 (consisting of Whiting’s May 2021 distribution to the Trust) generally represent oil production from January 2021 through March 2021 and natural gas production from December 2020 through February 2021.
(4)	Oil and gas sales volumes and related revenues for the three months ended June 30, 2020 (consisting of Whiting’s May 2020 distribution to the Trust) generally represent oil production from January 2020 through March 2020 and natural gas production from December 2019 through February 2020.

Income from net profits interest. Income from net profits interest is recorded on a cash basis when NPI proceeds are received by the Trust from Whiting. NPI proceeds are based on the oil and gas production for which Whiting has received payment within one month following the end of the most recent fiscal quarter. However, in accordance with the terms of the NPI, any NPI proceeds received by the Trust after the NPI termination date of December 31, 2021 will only include proceeds for oil and gas production received by Whiting prior to December 31, 2021. Whiting receives payment for its crude oil sales generally within 30 days following the month in which it is produced and sold, and Whiting receives payment for its natural gas sales generally within 60 days following the month in which it is produced and sold. Income from net profits interest is generally a function of oil and gas revenues, lease operating expenses, production taxes, development costs and reserve for expenditures as follows:

Revenues. Oil and natural gas revenues decreased $0.4 million (or 4%) during the three months ended June 30, 2021 as compared to the same 2020 period. Sales revenue is a function of average commodity prices realized and oil and gas volumes sold. The decline in revenue between periods was primarily due to lower realized sales volumes for oil and gas and was partially offset by increased crude oil and natural gas average realized sales prices. The crude oil average realized sales price increased by 5% between periods primarily as a result of higher NYMEX oil prices partially offset by lower differentials. Natural gas average realized sales price increased by 124% between periods primarily due to significantly improved differentials in the current period and higher NYMEX gas prices. Crude oil production volumes decreased by 28 MBbl (or 12%) and natural gas production volumes decreased by 33 MMcf (or 14%) between periods. The oil volume decrease between periods was primarily related to normal field production decline slightly offset by increased collection of revenues for non-operated properties during the three months ended June 30, 2021. The decline in gas volumes between periods was primarily related to normal field decline and wells down for mechanical issues. Based on the December 31, 2020 reserve report, overall production attributable to the underlying properties is expected to decline at an average year-over-year rate of approximately 12.5% for oil and 12.0% for gas from 2020 through the December 31, 2021 NPI termination date.

Lease operating expenses. Lease operating expenses decreased $0.2 million (or 2%) during the second quarter of 2021 compared to the same 2020 period primarily due to lower oilfield goods and services costs. The decrease in overall LOE coupled with the larger decline in overall production volumes resulted in an increase in LOE on a per BOE basis of 12% between periods from $25.28 during the three months ended June 30, 2020 to $28.15 for the same period in 2021.

Production taxes. Production taxes are typically calculated as a percentage of oil and gas revenues. Production taxes as a percentage of revenues increased from 4.8% for the three months ended June 30, 2020 to 5.1% for the same period in 2021. Overall production taxes for the second quarter of 2021 remained consistent with the same 2020 period.

Development costs. Development costs for the three months ended June 30, 2021 were $0.1 million (or 22%) lower as compared to the same 2020 period primarily due to reduced capital workover costs in the Rangeley field.

Reserve for expenditures. As provided in the terms of the NPI, Whiting established a reserve for expenditures of $1.6 million during the three months ended June 30, 2020 for future development, maintenance or operating expenses. Such reserve was subsequently utilized and applied against qualifying expenses incurred during the remainder of 2020. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities. No such reserve was established during the three months ended June 30, 2021.

Provision for estimated Trust expenses. The provision for estimated Trust expenses decreased $0.8 million to $0.3 million during the three months ended June 30, 2021 compared to the same 2020 period. During the three months ended June 30, 2020, the Trustee established a provision for Trust expenses to enable it to pay the Trust’s expenses for approximately 12 months in case future income from the NPI were to be insufficient to pay the Trust’s expenses. The increase in the provision for estimated Trust expenses that was established during the three months ended June 30, 2020 was due to extremely depressed commodity prices during the period and uncertainty regarding the impact of the COVID-19 pandemic on demand for oil and gas commodities and their related market prices.  The prior year increase in the provision for Trust expenses was subsequently utilized by the Trustee to pay certain Trust administrative expenses during the remainder of 2020 and beginning of 2021.

Accumulated Prior Period Net Losses Repaid to Whiting. During the three months ended June 30, 2021, Whiting was repaid $0.4 million for accumulated net losses generated by the net profits interest during 2020 and the first quarter of 2021. The accumulated net losses were previously funded by Whiting. There were no accumulated net losses generated or repaid to Whiting during the three months ended June 30, 2020. As of June 30, 2021, there were no remaining accumulated net losses for which Whiting was entitled to be repaid.

Liquidity and Capital Resources

Overview. The Trust has no source of liquidity or capital resources other than cash flows from the NPI. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee, a quarterly fee paid to Whiting pursuant to an administrative services agreement and expenses in connection with the discharge of the Trustee’s duties, including third-party engineering, audit, accounting and legal fees. Each quarter, the Trustee determines the amount of funds available for distribution to unitholders. Available funds are the excess cash, if any, received by the Trust from the NPI and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by (i) any accumulated net losses to be recovered by Whiting, plus accrued interest and (ii) any cash the Trustee decides to hold as a reserve against future liabilities. If the NPI generates net losses or limited net proceeds (which was the case during each quarter of 2020 and the first quarter of 2021), the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses. The Trust may borrow the amount of funds required to pay its liabilities if the Trustee determines that the cash on hand and the cash to be received, which is dependent on future net proceeds, are insufficient to cover the Trust’s liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds together with any accumulated net losses and accrued interest are repaid. The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources. As of July 31, 2021, the Trust had cash reserves of $0.2 million remaining for the payment of its administrative expenses.

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

Letter of credit. In June 2012, Whiting established a $1.0 million letter of credit for the Trustee in order to provide a mechanism for the Trustee to pay the operating expenses of the Trust in the event that Whiting should fail to lend funds to the Trust, if requested to do so by the Trustee. This letter of credit will not be used to fund NPI distributions to unitholders, and if the Trustee were to draw on the letter of credit or were to borrow funds from Whiting or other entities, no further distributions would be made to unitholders until all such amounts have been repaid by the Trust. Such letter of credit will expire December 31, 2021. As of June 30, 2021 and December 31, 2020, the Trust had no borrowings under the letter of credit.

Reserve for expenditures. As provided in the terms of the NPI, Whiting established a reserve for expenditures of $1.6 million during the six months ended June 30, 2020 for future development, maintenance or operating expenses. Such reserve was subsequently utilized and applied against qualifying expenses incurred during the remainder of 2020. Accordingly, there is no remaining reserve for expenditures to offset future development, maintenance or operating expenses on the underlying properties and related activities. No such reserve was established during the six months ended June 30, 2021.

Plugging and abandonment. Plugging and abandonment costs related to the underlying properties, net of any proceeds received from the salvage of equipment, cannot be included as a deduction in the calculation of net proceeds pursuant to the terms of the conveyance agreement. During the three and six months ended June 30, 2021, Whiting incurred $0.1 million and $0.3 million, respectively, of plugging and abandonment charges on the underlying properties, and these costs were not charged to the unitholders of the Trust.

Future Trust Payment Periods

On August 5, 2021, the Trustee announced the Trust’s distribution of net profits for the second quarterly payment period in 2021. Unitholders of record on August 19, 2021 are expected to receive a distribution of $0.180407 per Trust unit, which is payable on or before August 27, 2021. This aggregate distribution to all Trust unitholders is expected to consist of net cash proceeds of $4.6 million paid by Whiting to the Trust, less a provision of $1.3 million for estimated Trust expenses and $5,949 for Montana state income tax withholdings.

Although oil and gas prices have improved since the lows experienced during 2020, oil and gas prices have historically been volatile and may fluctuate widely in the future. The Trust is unable to predict future commodity prices or future performance and distributions to unitholders are significantly impacted by low oil and natural gas prices and may be reduced to zero, as was the case during the second, third and fourth quarters of 2020 and first quarter of 2021. Additionally, in the current commodity price environment, the Trust’s distributions have increased sensitivity to fluctuations in operating and capital expenditures and commodity price differentials. If the NPI generates net losses or limited net proceeds, the net profits interest may not provide sufficient funds to the Trustee to enable it to pay all of the Trust’s administrative expenses, which expenses may be in excess of the provision for Trust expenses.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the six months ended June 30, 2021.

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

Changes in internal control over financial reporting. During the quarter ended June 30, 2021, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Whiting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. No material changes to such risk factors have occurred during the six months ended June 30, 2021.

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

August 6, 2021

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